Form 10-K
period 1994-03-01
FIELDCREST CANNON INC
filed 1994-03-30
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C. 20549
                              FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
             For the fiscal year ended December 31, 1993
                                 OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
 For the transition period from                  to
 Commission File No. 1-5137

                       FIELDCREST CANNON, INC.
       (Exact name of registrant as specified in its charter)

               DELAWARE                        56-0586036
     (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)       Identification No.)

        326 East Stadium Drive
               EDEN, NC                          27288
       (Address of principal                  (Zip Code)
         executive offices)

       Registrant's telephone number     (910) 627-3000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         Name of each exchange
         Title of each class              on which registered
     Common Stock, $1 Par Value        New York Stock Exchange

     6% Convertible Subordinated
        Debentures Due 2012              New York Stock Exchange

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x .
No      .

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)


The aggregate market value of voting stock held by non-affiliates of the registrant was $239,582,429 as of March 1, 1994.

            NUMBER OF SHARES OUTSTANDING AT MARCH 1, 1994

                Common Stock             8,579,767

                 DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates information by reference from the annual report to shareowners for the year ended December 31, 1993. Part III incorporates information by reference from the proxy statement for the annual meeting of shareowners to be held on May 16, 1994.

                                   Total pages   156

                                   Exhibit Index page 17

                               PART I

Item 1.  Business

  General
   The registrant was incorporated under the laws of Delaware in 1953. The registrant operates a single segment business in the textile industry and is principally involved in the manufacture and sale of home furnishing products.

   On July 30, 1993 the registrant completed the sale of its carpet and rug division to Mohawk Industries, Inc. for approximately $148 million. The sale resulted in an after-tax net income of $9.2 million. On November 24, 1993 a newly formed and wholly owned subsidiary of the registrant completed a tender offer for all of the outstanding shares of Amoskeag Company ("Amoskeag") for a cash price of $40 per share, or an aggregate of approximately $141.9 million including certain costs. The acquisition has been accounted for as a purchase by the Company of the net assets of Amoskeag held for sale at their net realizable values and as the purchase of treasury stock. Amoskeag owned 3,606,400 shares of the registrant's common stock which has been assigned a cost of $117.2 million after a preliminary allocation of $24.7 million to the net assets of Amoskeag. The registrant is in the process of selling all of the operating assets of Amoskeag, and the valuation includes anticipated costs during a one year disposal period. These assets are primarily the Bangor and Aroostook Railroad and certain real estate properties.

   The registrant and its consolidated subsidiaries design, manufacture and market a broad range of household textile products consisting of towels, sheets, blankets, comforters and bath rugs. The registrant is vertically integrated in that it buys the basic raw materials consisting principally of cotton and synthetic fibers and manufactures a finished consumer product. These products are marketed primarily by the Company's own sales and marketing staff and distributed nationally to customers for ultimate retail sale. Customers consist principally of department stores, chain stores, mass merchants, specialty home furnishing stores, catalog warehouse clubs and other retail outlets, and institutional, government and contract accounts.

   In 1993 nearly all of the registrant's total sales were comprised of home furnishings products. Approximately 90% of the Company's 1993 net sales were from sales of products carrying the registrant's principal brand names of "Fieldcrest," "Royal Velvet," "Charisma," "St. Marys," "Cannon," "Monticello," and "Royal Family,"; the remaining 10% were from sales of private label products.

  Raw Materials

   The registrant's basic raw materials are cotton and synthetic fibers. These materials are generally available from a wide variety of sources, and no significant shortage of such materials is currently anticipated. The registrant uses significant quantities of cotton which is subject to ongoing price fluctuations. The registrant in the ordinary course of business may arrange for purchase commitments with vendors for future cotton requirements.

  Patents and Licenses

   The registrant holds various patents and licenses resulting from company-sponsored research and development, and others are obtained that are deemed advantageous to company operations. The registrant is only partially dependent upon such patents and licenses in certain product lines, and the loss of any exclusiveness in these areas would not materially adversely affect overall profitability.

  Seasonality in the Company's Business

   Primarily because the Company's retail customers have higher sales in the second half of the calendar year, the Company also experiences greater sales volume in the last three quarters of the calendar year. It is likely that the Company's operating performance in the first quarter of a given calendar year will be less favorable than operating performance in the last three quarters.

   The registrant carries normal inventory levels to meet delivery requirements of customers, and customer returns of merchandise shipped are not material. Payment terms on customer invoices are generally 30 to 60 days.

  Customers

   The registrant's customers consist principally of department stores, chain stores, specialty stores, mass merchants, warehouse clubs, other retail outlets and institutional, government and contract accounts. For the year ended December 31, 1993, the Company's five largest customers accounted for approximately 35% of net sales. Sales to one customer (Wal-Mart Stores and its affiliates) represented 17.4% of total sales of the Company. Although management of the Company believes that the Company's relationship with Wal-Mart is excellent and the loss of this customer is unlikely, the loss of Wal-Mart as a customer would have a material adverse effect on the Company's business. No other single customer accounted for more than 10% of net sales in 1993.

  Order Backlog

   The registrant had normal unfilled order backlogs as of December 31, 1993 and 1992 amounting to approximately $87 million and $73 million, respectively. The majority of these unfilled orders are shipped during the first quarter of the subsequent fiscal year.

   The increase in unfilled orders in 1993 compared to 1992 is believed to be primarily due to the timing of new orders. Unfilled orders have become less of an indicator of future sales as customers have trended toward placing orders as stock is required. Many orders are placed using electronic data interchange, and the Company has filled such orders on a quick response basis.

  Government Contracts

   No material portion of the business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

  Competition

   The home furnishing textile industry continues to be highly competitive. Among the registrant's competitors are a number of domestic and foreign companies with significant financial resources, experience, manufacturing capabilities and brand name identity.

   The registrant competes with numerous other domestic manufacturers in each of its principal markets. The domestic towel, sheet, blanket and bath rug markets are each comprised of three to five principal manufacturers (including the registrant) and several smaller domestic manufacturers.

   The registrant's principal methods of competition are price, design, service and product quality. The Company believes that large, low-cost producers with established brand names, efficient distribution networks and good customer service will profit in this competitive environment. The Company's ability to operate profitably in this environment will depend substantially on continued market acceptance of the Company's products and the Company's efforts to control costs and produce new and innovative products in response to competitive pressures and changes in consumer demand.

  Environmental Controls
   The registrant does not anticipate that compliance with federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, will have a material effect upon the capital expenditures, earnings and competitive position of the registrant and its subsidiaries.

  Employees

   Total employment of the Company and its subsidiaries was 14,090 as of December 31, 1993. Approximately 29% of the Company's hourly employees are subject to collective bargaining agreements with the Amalgamated Clothing and Textile Workers Union or the United Textile Workers of America.

  Foreign Sales

   The registrant is not currently engaged in significant operations in foreign countries. Approximately 5% of the registrant's consolidated net sales were exported to foreign customers in 1993 compared to 6% in 1992.

Item 2.  Properties

  The registrant  has 18 principal  manufacturing plants, all  located in the United States; 13 are in North Carolina, 1 in South Carolina, 1 in Georgia, 2 in Alabama and 1 in Virginia. In addition, there are 18 warehousing and distribution centers located in the manufacturing states, plus Texas and California. The manufacturing/warehousing and distribution centers aggregate a floor area of approximately 16,659,000 square feet. All of the facilities are owned except: (1) 2 locations totaling approximately 618,000 square feet, which are financed with Industrial Revenue Bonds; the properties are accounted for as "owned" but Development Authority holds title to property which will pass to the registrant upon retirement of Bonds; and (2) 1 location, totaling approximately 124,000 square feet, where the machinery and equipment is owned and the building is under a long-term lease.

  The registrant owns corporate administrative buildings in Eden, North Carolina, which contain approximately 96,000 square feet. The Company also owns one vacant office building in Eden which contains approximately 48,000 square feet and is currently for sale. The principal marketing headquarters for the bed and bath division and certain executive offices (totaling approximately 64,000 square feet) are located in New York City under long-term leases.

  All  other  properties   owned  or  controlled  by  the   registrant
  aggregate approximately 537,000 square feet and are used for miscellaneous support services or for sales and marketing.


  Plants and equipment of the registrant are considered to be in excellent condition; substantial capital expenditures for new plants, modernization and improvements have been made in recent years. The plants generally operate on either a three shift basis for a five-day week or a four shift basis for a seven-day week during 50 weeks a year except during periods of curtailment. In the opinion of the registrant, all plants and properties are adequately covered by insurance.

Item 3.  Legal Proceedings

  The registrant is involved in various claims and lawsuits incidental to its business. In the opinion of the registrant based in part on the advice of legal counsel, however, the outcome of these suits will not have a material effect on the registrant's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders
(a). The Company solicitated written consents of stockholders in lieu of a special meeting on November 4, 1993.

(b). Not applicable.

(c). Holders  of Common  Stock  (one vote  per share)  and  Class B
     Common Stock (ten votes per share) voted through written consent on the following matters, each as described in detail in the Registrant's consent statement dated November 4, 1993.

     I. Amend the Registrant's Certificate of Incorporation to authorize 10,000,000 shares of undesignated preferred stock:

                                     Votes (thousands)

                             Common Stock    Class B Common Stock

           For                  1,313             36,116

           Against              1,436                 12

           Abstain                 18                  1



     II. Authorize the issuance of up to 1,800,000 shares of preferred stock of the Registrant:

                                      Votes (thousands)

                             Common Stock    Class B Common Stock


           For                  2,018             36,116

           Against                732                 12

           Abstain                 18                  1

             Identification of Executive Officers of the Registrant


                                                                               Date from
                                                                             Which Officers
                               Age at                                        Have Served in
     Name                      3/31/94         Positions Held               Present Capacities



     James M. Fitzgibbons        59         Chairman of the Board      Chairman of the Board and
                                            and Chief Executive        Chief Executive  Officer:  1990
                                            Officer and Director       Director: 1985


     Charles G. Horn             54         President and Chief        Chief   Operating  Officer: 1990
                                            Operating Officer and      President: 1987
                                            Director                   Director:  1988


     Chris L. Kametches          58         Senior Vice President      Senior Vice President: 1990


     Robert B. Dale              47         Vice President             Vice President: 1989


     Robert E. Dellinger         49         Vice President             Vice President: 1989


     M. Kenneth Doss             54         Vice President             Vice President:  1988
                                            and Secretary              General Counsel: 1985
                                                                       Secretary: 1986


     Osborne L. Raines           53         Vice President             Vice President: 1985


     Thomas R. Staab             51         Vice President and         Vice President: 1992
                                            Chief Financial Officer    Chief Financial Officer: 1994


     Lawrence L. Mann            58         Treasurer                  Treasurer: 1979


     Clifford D. Paulsen         50         Controller                 Controller: 1992



None of the executive officers are related by blood, marriage or adoption to any other executive officer of the registrant or any director or executive officer of a parent, subsidiary, or affiliate of the registrant. With the exception of Mr. Fitzgibbons each executive officer has been employed by the registrant for more than five years. Prior to becoming Chief Executive Officer and Chairman of the Board of Directors of the registrant on October 15, 1990, Mr. Fitzgibbons was President of Amoskeag Company and was previously an executive officer of Amoskeag Company for more than five years.

                               PART II

Item  5.   Market  for  the  Registrant's   Common  Stock  and  Related
Stockholder Matters

Incorporated by reference from the market and dividend data section of the 1993 Annual Report to Shareowners, page 14.

Item 6. Selected Financial Data

Selected financial and statistical data for the years 1989 to 1993 appearing under the captions "Net sales", "Income (loss) from continuing operations", "Per share of common stock", "Total assets" and "Long-term obligations" are incorporated by reference from the 1993 Annual Report to Shareowners, page 32.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference from the 1993 Annual Report to Shareowners, pages 11 through 14.

Item 8. Consolidated Financial Statements and Supplementary Data

Consolidated  financial  statements  and  supplementary  data  of   the
registrant are incorporated by reference from the 1993 Annual Report to Shareowners, pages 15 through 31.





Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                              PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

Information  regarding   the  Directors   is  incorporated  herein   by
reference from the registrant's proxy statement for the annual meeting of shareowners to be held on May 16, 1994, pages 2 and 3.

For information regarding the Executive Officers of the registrant, see Part I at page 7.

Item 11. Executive Compensation

Incorporated herein by reference from sections of the registrant's proxy statement for the annual meeting of shareowners to be held on May 16, 1994 entitled Compensation of Directors at page 7 and Executive Compensation, pages 7 through 10.

Item   12.  Security  Ownership   of  Certain   Beneficial  Owners  and
Management

Incorporated  herein by reference  from the  Security Ownership section
of  the  registrant's  proxy   statement  for  the  annual  meeting  of
shareowners to be held on May 16, 1994, pages 4 through 6.


Item 13. Certain Relationships and Related Transactions





Incorporated herein by reference from the registrant's proxy statement for the annual meeting of shareowners to be held May 16, 1994, pages 7 and 8, Executive Compensation.


                               PART IV

Item  14. Exhibits, Financial Statement  Schedules, and Reports on Form
8-K

(a) 1.
and 2. Financial statements and financial statement schedules

     The   financial   statements  and   schedules   listed   in   the
     accompanying index to financial statements are filed as part of this annual report.

  3. Exhibits

     The exhibits  listed as  applicable on  the accompanying  Exhibit
     Index at page 17 are filed as part of this annual report. Exhibit numbers (10)1. through (10)12. represent management contracts or compensatory plans or arrangements required to be filed as an exhibit by Item 601 of Regulation S-K.

(b) Reports on Form 8-K

  None.
                                                                Page 9

                      FIELDCREST CANNON, INC.

                   INDEX TO FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULES

                        (Item 14(a) 1 & 2)





                                                       Page  Numbers of the
                                                        Annual report to
                                                          Shareowners

Consolidated statement of financial position at                 18
December 31, 1993 and 1992

Consolidated statement of income and retained earnings          17
for each of the three years in the period ended
December 31, 1993

Consolidated statement of cash flows for each of the            19
three years in the period ended December 31, 1993

Notes to consolidated financial statements                      20-30

Report of independent auditors                                  31



                                                     Page  Numbers to this
                                                         Form 10-K


Schedules for each of the three years in the period ended December 31, 1993:

    V - Consolidated plant and equipment                       11

   VI - Consolidated accumulated depreciation of               12
        plant and equipment

   IX - Short-term borrowings                                  13

    X - Supplementary income statement information             14

   All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

   The consolidated financial statements listed in the above index which are included in the Annual Report to Shareowners of Fieldcrest Cannon, Inc. for the year ended December 31, 1993 are hereby incorporated by reference. With exception of the pages listed in the above index and the Items referred to in Part II, Items 5, 6, 7 and 8, the 1993 Annual Report to Shareowners is not to be deemed filed as part of this report.

                            FIELDCREST CANNON, INC.

                    SCHEDULE V - CONSOLIDATED PLANT AND EQUIPMENT
                                   (In Thousands)



                                Balance at                                     Balance at
                               Beginning of    Additions    Retirements        Close of
   Classification                  Year         at Cost      or Sales            Year


Year Ended December 31, 1993:

   Land                          $  8,408       $    76      $  (2,506)         $  5,978

   Buildings                      230,491         3,299        (52,381)          181,409

   Equipment                      447,274        11,558        (92,499)          366,333

   Plant Additions in Process      11,931         9,882         (3,106)           18,707

     Total                       $698,104       $24,815      $(150,492) (1)     $572,427

Year Ended December 31, 1992:

   Land                          $  8,408       $    24       $    (24)         $  8,408

   Buildings                      225,861         8,779         (4,149)          230,491

   Equipment                      434,723        23,547        (10,996)          447,274

   Plant Additions in Process      19,199        (7,268)             -            11,931

     Total                       $688,191       $25,082       $(15,169)         $698,104


Year Ended December 31, 1991:

   Land                          $  8,555       $    54       $   (201)         $  8,408

   Buildings                      224,923         6,031         (5,093)          225,861

   Equipment                      402,670        38,140         (6,087)          434,723

   Plant Additions in Process      19,429          (230)             -            19,199

     Total                       $655,577       $43,995       $(11,381)         $688,191



(1) In 1993 the Company sold its carpet and rug operations.

Depreciation is provided on a straight-line basis on estimated useful lives; buildings - 15 to 33 years; equipment - 5 to 15 years.

                               FIELDCREST CANNON, INC.

                 SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION
                               OF PLANT AND EQUIPMENT


                                   (In Thousands)




                                Balance at      Additions                      Balance at
                                Beginning of     Charged     Retirements        Close of
      Classification                Year        to Income     or Sales            Year


Year Ended December 31, 1993:

   Buildings                     $ 95,170        $ 8,945      $(20,183)         $ 83,932

   Equipment                      230,502         25,093       (61,377)          194,218

     Total                       $325,672        $34,038      $(81,560) (1)     $278,150


Year Ended December 31, 1992:

   Buildings                     $ 88,206        $ 9,115      $ (2,151)         $ 95,170

   Equipment                      211,799         27,901        (9,198)          230,502

     Total                       $300,005        $37,016      $(11,349)         $325,672


Year Ended December 31, 1991:

   Buildings                     $ 81,871        $ 9,015       $(2,680)         $ 88,206

   Equipment                      190,104         27,136        (5,441)          211,799

     Total                       $271,975        $36,151       $(8,121)         $300,005



(1) In 1993 the Company sold its carpet and rug operations.

                              FIELDCREST CANNON, INC.

                        SCHEDULE IX - SHORT-TERM BORROWINGS

                   YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                  (In Thousands)




                                            Maximum
                                             amount           Average         Weighted
                                          outstanding at       amount          average
                           Balance at     any month-end     outstanding       interest
                             end of         during the       during the       rate during
                             period          period         period (2)      the  period (2)


                        (1)
Notes payable to lenders   :

  1993                       $  -0-           $174,550         $32,804           6.12%

  1992                       $ 14,056         $175,638         $57,312           6.46%

  1991                       $165,564         $165,564         $36,654           8.54%





(1) Notes payable represent seasonal borrowing requirements during the year under the Company's revolving credit facility and during 1993 and 1992 bank borrowings to finance the purchase of raw cotton and wool. The revolving credit facility is also utilized for long-term financing.
    Effective May 6, 1992, the Company obtained a new revolving credit facility which allowed the Company to borrow up to $235 million through January 3, 1996. The Company elected to reduce the facility to $150 million from $235 million in November 1993 because of reduced borrowing requirements. The new facility replaced a $235 million bank term debt agreement that would have matured December 31, 1992. Accordingly, borrowings under the revolving credit facility were classified as long-term debt in 1993 and 1992 and as short-term debt in 1991. Interest rates on the revolving term debt were, at the Company's option, at the prime rate fixed by The First National Bank of Boston plus 1%, or at a Euromarket-based rate plus 2.5%. The average interest rate on the revolving term debt was 6.3% on December 31, 1993.

(2) The average amount outstanding during the period was computed by averaging the month-end balances during the year. The weighted average interest rate was computed by dividing the interest expense by the average daily amount outstanding.

                     FIELDCREST CANNON, INC.

     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
          YEARS ENDED DECEMBER 31, 1993, 1992 and 1991

                         (In Thousands)




                                    Charged to Costs and Expenses

                                   1993             1992              1991

Advertising Costs                $16,547          $17,652          $17,625


Maintenance and repairs          $20,892          $19,555          $16,890


Depreciation and amortization of
  intangible assets, preoperating
  costs and similar deferrals       (1)              (1)              (1)


Taxes, other than payroll and
  income taxes                      (1)              (1)              (1)


Royalties                           (1)              (1)              (1)



(1) Less than 1% of total sales

                           SIGNATURES

Pursuant  to  the  requirements of  Section  13 or  15(d)  of  the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIELDCREST CANNON, INC.

  March 2, 1994                   By:
                                     Charles G. Horn, President and
                                     Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.




                                                      March 2, 1994
James M. Fitzgibbons
Chairman of the Board of Directors and Chief
Executive Officer (Principal Executive Officer)



                                                      March 2, 1994
Charles G. Horn, President and
Chief Operating Officer and Director



                                                      March 2, 1994
M. Kenneth Doss
Vice President and Secretary



                                                      March 2, 1994
Thomas R. Staab
Vice President and Chief Financial Officer
(Principal Financial Officer)



                                                      March 2, 1994
Clifford D. Paulsen
Controller (Principal Accounting Officer)


                                                      March 2, 1994
Tom H. Barrett
Director



                                                      March 2, 1994
C. R. Charbonnier
Director

                                                      March 2, 1994
William E. Ford
Director



                                                      March 2, 1994
John C. Harned
Director



                                                      March 2, 1994
S. Roger Horchow
Director



                                                      March 2, 1994
W. Duke Kimbrell
Director



                                                      March 2, 1994
C. J. Kjorlien
Director

                                 EXHIBIT INDEX TO

                          ANNUAL REPORT ON FORM 10-K FOR
                              FIELDCREST CANNON, INC.

                       FOR THE YEAR ENDED DECEMBER 31, 1993



                                                                       Page Number
Exhibit                                                                or Incorporation
Number                         Description                             by Reference to


(3)       1. Restated Certificate of Incorporation,                 Exhibit 3-1 to the
             as amended to date.                                    Registrant's Registration
                                                                    Statement on Form S-3
                                                                    filed on  February 18,
                                                                    1994.

          2. Amended and Restated By-Laws of the Registrant         Exhibit 3-1  to Report on
             as amended to November 24, 1993.                       Form 8-K Filed on
                                                                    December 9, 1993.


(4)       1. Rights Agreement, dated as of November 24, 1993,       Exhibit 1 to the
             between the Registrant and The First National          Registrant's Registration
             Bank of Boston, which includes as Exhibit A the        Statement on Form 8-A
             Form of Rights Certificate of Designations, as         filed December  3, 1993.
             Exhibit B the Form of Rights Certificate, and as
             Exhibit C the Summary of Rights to Purchase
             Preferred Stock.

          2. Indenture dated as of March 15, 1987, relating to      Exhibit 4.9 to the
             the Registrant's 6% Convertible Subordinated           Registrant's Registration
             Debentures Due 2012 between the Registrant and         Statement on Form S-3
             Wachovia Bank and Trust Company, N.A.,                 (No.  33-12436)  filed on
             including the form of debenture.                       March 6, 1987.

          3. Indenture dated as of June 1, 1992, relating to        Exhibit 4.7 of
             the Senior Subordinated Debentures Due 2004,           Amendment No. 1 to the
             between the Registrant and First Union National        Registrant's Registration
             Bank, as Trustee, including the form of                Statement on Form S-3
             debenture.                                             (No.  33-47348)  filed on
                                                                    June 3, 1992.



           4. Amended and Restated Revolving Credit                       19 - 106
              Agreement dated as of March 10, 1994 by and
              among the Registrant, The First National Bank of
              Boston as agent, Continental Bank N.A., Philadelphia
              National Bank, and First Union National Bank of
              North Carolina, as lead managers, and certain lenders.


          The registrant, by signing this Report, agrees to furnish the Securities and Exchange Commission upon its request a copy of any instrument which defines the rights of holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated or unconsolidated financial statements are required to be filed, and which authorizes a total amount of securities not in excess of 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.





                                                                       Page Number
Exhibit                                                               or Incorporation
Number                        Description                             by Reference to



(10)      1. Amended and Restated Director Stock Option             Exhibit A to the
             Plan of the Registrant approved by the                 Registrant's proxy
             stockholders of the Corporation on April 28,           statement for the annual
             1992.                                                  meeting of shareowners
                                                                    held   on   April  28, 1992.

          2. Stock Option Agreement between the Registrant          Exhibit 4.1 to the
             and James M. Fitzgibbons dated as of September         Registrant's Registration
             11, 1991.                                              Statement on Form S-8
                                                                    filed on December 23,
                                                                    1991.

          3. Employee Retention Agreement between Registrant        Exhibit 10.2 to Report
             and James M. Fitzgibbons effective as of               on Form 10-Q for the
             July 9, 1993.                                          quarter ended September
                                                                    30, 1993.

          4. Employment Agreement between the Registrant            Exhibit 10-2 to Report
             and Charles G. Horn dated as of January 1,             on Form 10-K for fiscal
             1988.                                                  year ending December
                                                                    31, 1988.

          5. Instrument of Amendment dated October 23,              Exhibit 10-3 to Report
             1989, between the Registrant and Charles G.            on Form 10-K for fiscal
             Horn, amending Exhibit 10-4 above.                     year ending December
                                                                    31, 1989.

          6. Instrument of Amendment dated July 23, 1993 by         Exhibit 10.1 to Report
             and between the Registrant and Charles G. Horn,        on Form 10-Q for the
             amending the employment agreement between the          quarter ended September
             Registrant and Charles G. Horn dated as of             30, 1993.
             January 1, 1988.

          7. Employee Retention Agreement between the               Exhibit 10.4 to Report
             Registrant and Chris L. Kametches effective            on Form 10-Q for the
             as of July 9, 1993.                                    quarter ended September
                                                                    30, 1993.

          8. Instrument of Amendment dated July 29, 1993            Exhibit 10.5 to Report
             between the Registrant and Chris L. Kametches,         on Form 10-Q for the
             amending Exhibit 10.7 above.                           quarter ended September
                                                                    30, 1993.

          9. Employee Retention Agreement between the                    107 - 128
             Registrant and Robert E. Dellinger effective
             as of July 9, 1993.

         10. Instrument of Amendment dated July 29, 1993                    129
             between the Registrant and Robert E. Dellinger,
             amending Exhibit 10.9 above.

         11. Form of Employee Retention Agreement between           Exhibit 10.6 to Report
             the Registrant and other executive officers of         on Form 10-Q for the
             the Registrant effective as of July 9, 1993.           quarter ended September
                                                                    30, 1993.

         12. Form of Instrument of Amendment dated July 29,         Exhibit 10.7 to Report
             1993 between the Registrant and other executive        on Form 10-Q for the
             officers of the Registrant, amending Exhibit 10.11     quarter ended September
             above.                                                 30, 1993.

(11)     Computation of Primary and Fully Diluted Net Income             130 - 132
         (Loss) per Share.

(13)     1993 Annual Report to Shareowners.                              133 - 154

(21)     Subsidiaries of the Registrant.                                    155

(23)     Consent of independent auditors.                                   156


                            SIGNATURES


Pursuant  to the  requirements  of Section  13  or  15(d) of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          FIELDCREST CANNON, INC.

   March 3, 1993                     By: /s/ Charles G. Horn
                                         Charles G. Horn, President and
                                         Chief Operating Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.



/s/ James M. Fitzgibbons                                  March 2, 1994
    James M. Fitzgibbons
    Chairman of the Board of Directors and Chief
    Executive Officer (Principal Executive Officer)



/s/ Charles G. Horn                                       March 2, 1994
    Charles G. Horn, President and
    Chief Operating Officer and Director



/s/ M. Kenneth Doss                                       March 2, 1994
    M. Kenneth Doss
    Vice President and Secretary



/s/ Thomas R. Staab                                       March 2, 1994
    Thomas R. Staab
    Vice President and Chief Financial Officer
    (Principal Financial Officer)



/s/ Clifford D. Paulsen                                   March 2, 1994
    Clifford D. Paulsen
    Controller (Principal Accounting Officer)



/s/ Tom H. Barrett                                        March 2, 1994
    Tom H. Barrett
    Director



/s/ C. R. Charbonnier                                     March 2, 1994
    C. R. Charbonnier
    Director

/s/ William E. Ford                                       March 2, 1994
    William E. Ford
    Director



/s/ John C. Harned                                        March 2, 1994
    John C. Harned
    Director



/s/ S. Roger Horchow                                      March 2, 1994
    S. Roger Horchow
    Director



/s/ W. Duke Kimbrell                                      March 2, 1994
    W. Duke Kimbrell
    Director



/s/ C. J. Kjorlien                                        March 2, 1994
    C. J. Kjorlien
    Director