Form 10-Q
period 1994-03-31
FIELDCREST CANNON INC
filed 1994-05-10
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549

                                        FORM 10-Q


          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended       March 31, 1994

                                           OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to


                               Commission File No. 1-5137


                                  FIELDCREST CANNON, INC.

                 (Exact name of registrant as specified in its charter)

                     DELAWARE                               56-0586036
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)              Identification No.)


             326 East Stadium Drive
                 Eden, N.C.                                    27288
             (Address of principal                        (Zip Code)
              executive offices)

          Registrant's telephone number, including area code   (910) 627-3000




          Former name, former address and former fiscal year, if changed since last report

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
          (2) has been  subject to  such filing requirements  for the past  90
          days.  Yes  x  .  No    .

                     Number of shares outstanding    April 30, 1994

                           Common Stock               8,671,152


                                                        Total pages        11
                                                        Exhibit Index page  9

                            PART 1. FINANCIAL INFORMATION

     FIELDCREST CANNON, INC.
     Consolidated statement of financial position

                                                     March 31,     December 31,
     Dollars in thousands                               1994          1993
     Assets
     Cash                                             $ 4,713       $  3,865
     Accounts receivable net, principally trade       146,598        164,419
     Inventories (note 3)                             243,428        209,834
     Net assets held for sale                          31,739         32,536
     Other prepaid expenses and current assets          3,211          2,491

     Total current assets                             429,689        413,145
     Plant and equipment, net                         290,064        294,277
     Deferred charges and other assets                 32,450         33,024
     Total assets                                    $752,203       $740,446

     Liabilities and shareowners' equity
     Short-term debt                                 $ 84,508       $      -
     Accounts and drafts payable                       49,283         61,365
     Federal and state income taxes                     2,961            262
     Deferred income taxes                             13,355         14,799
     Accrued liabilities                               69,201         65,996
     Current portion of long-term debt                  2,900          8,397
     Total current liabilities                        222,208        150,819
     Senior long-term debt                             18,308         84,611
     Subordinated long-term debt                      210,000        210,000
     Total long-term debt                             228,308        294,611
     Deferred income taxes                             37,611         35,182
     Other non-current liabilities                     64,976         66,504
     Total liabilities                                553,103        547,116
     Shareowners' equity:
       Preferred Stock, $.01 par value,
       10,000,000 authorized, 1,500,000 issued
       and outstanding March 31, 1994 and
       December 31, 1993 (aggregate liquidation
       (preferrence of $75,000)                            15             15

       Common Stock, $1 par value,
       25,000,000 authorized, 12,277,552 issued
       March 31, 1994 and 12,186,167
       December 31, 1993                               12,278         12,186

       Additional paid in capital                     214,106        212,799
       Minimum pension liability adjustment            (7,480)        (7,480)
       Retained earnings                               97,406         93,035
       Excess purchase price for Common Stock
         acquired and held in treasury -
         3,606,400 shares                            (117,225)      (117,225)
     Total shareowners' equity                        199,100        193,330

     Total liabilities and shareowners' equity       $752,203       $740,446

                                See accompanying notes
                                         (2)

   FIELDCREST CANNON, INC.
   Consolidated statement of income and retained earnings

                                                     Three Months
                                                     ended March 31
   Dollars in thousands, except per share data       1994          1993
   Net sales                                         $232,285     $203,940
   Cost of sales                                      194,893      167,081
   Selling, general and administrative                 22,344       24,959
   Total operating costs and expenses                 217,237      192,040
   Operating income                                    15,048       11,900

   Other deductions (income):
     Interest expense                                   5,848        7,548
   Other, net                                             115            1

   Total other deductions                               5,963        7,549

   Income from continuing operations before
      income taxes and accounting changes               9,085        4,351
   Federal and state income taxes                       3,589        1,669
   Income from continuing operations before
      accounting changes                                5,496        2,682
   Income from discontinued operations                      -        1,050
   Cumulative effect of accounting changes                  -      (70,305)

   Net income (loss)                                    5,496      (66,573)
   Preferred dividends                                 (1,125)           -

   Earnings (loss) on common                            4,371      (66,573)

   Amount added to (subtracted from) retained earnings  4,371      (66,573)
   Retained earnings, beginning of period              93,035      136,429

   Retained earnings, end of period                   $97,406      $69,856

   Income (loss) per commmon share:
   Income from continuing operations
      before accounting changes                       $   .51      $   .22
   Income from discontinued operations                      -          .09
   Cumulative effect of accounting changes                  -        (5.86)

   Net income (loss) per common share                 $   .51      $ (5.55)
   Fully diluted income (loss) per common share       $   .47      $
   Average primary shares outstanding                 8,623,723  11,999,731
   Average fully diluted shares outstanding          14,015,890  11,999,831






                                See accompanying notes
                                         (3)

     FIELDCREST CANNON, INC.
     Consolidated statement of cash flows

                                                           Three Months
                                                          ended March 31
     Dollars in thousands                               1994            1993
     Increase (decrease) in cash
     Cash flows from operating activities:
     Net income (loss)                               $  5,496       $(66,573)
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Cumulative effect of accounting changes                -         70,305
     Income from discontinued operations                    -         (1,050)
     Depreciation and amortization                      7,588          7,917
     Deferred income taxes                              2,429          1,197
     Change in current assets and liabilities:
       Accounts receivable                             17,821         28,172
       Inventories                                    (33,594)       (49,059)
       Other prepaid expenses and current assets         (720)           795
       Accounts payable and accrued liabilities        (8,877)        (3,226)
       Federal and state income taxes                   2,699          1,128
       Deferred income taxes                           (1,444)        (2,544)
       Net assets held for sale                           797              -
     Other                                                231             99

       Net cash provided by (used in)
         operating activities                          (7,574)       (12,839)

     Cash flows from investing activities:
     Additions to plant and equipment                  (3,339)        (1,011)
     Proceeds from disposal of plant and equipment        178          8,407

       Net cash provided by (used in)
         investing activities                          (3,161)         7,396
     Cash flows from financing activities:
     Increase in revolving debt and
       other short-term debt                           18,840         14,048
     Proceeds from issuance of common stock                 -             39
     Payments on long-term debt                        (6,132)        (2,843)
     Dividends paid                                    (1,125)             -

     Net cash provided by financing activities         11,583         11,244

     Cash used in discontinued operations                   -         (5,342)

     Net increase in cash                                 848            459

     Cash at beginning of year                          3,865          4,665

     Cash at end of period                           $  4,713       $  5,124






                                See accompanying notes
                                         (4)

                               FIELDCREST CANNON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1994



          1. Basis of Presentation
             The consolidated financial statements are unaudited. In the opinion of management all adjustments, consisting only of normal recurring items, have been made which are necessary to show a fair presentation of the financial position of the Company at March 31, 1994 and the related results of operations for the three months ended March 31, 1994 and 1993. The unaudited consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1993.

          2. Income Per Share
             Reference is made to Exhibit 11 to this Form 10-Q for a computation of primary and fully-diluted net income per share.

          3. Inventories
             Inventories are classified as follows:

                                             March 31,      December 31,
             (In thousands)                   1994             1993
             Finished goods                $132,259         $110,223
             Work in process                 74,614           65,025
             Raw materials and supplies      36,555           34,586

                                           $243,428         $209,834

             At March 31, 1994 approximately 78% of the inventories were valued on the last-in, first-out method (LIFO).














                                         (5)

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Changes in Financial Condition

          Effective March 10, 1994, the Company amended its $150 million revolving credit facility to reduce the interest rate on borrowings, at the Company's option, to the prime rate fixed by the First National Bank of Boston, or at a Euromarket-based rate plus 1%. The amendment also extended the facility through January 6, 1998 and removed the lien on the Company's plant and equipment. The average interest rate on the revolving term debt was 4.71% on March 31, 1994.

          The Company's debt (including short-term borrowings) increased $12.7 million during the first quarter of 1994. Inventories increased $33.6 million due to normal seasonal inventory build-up during the quarter. Decreases in accounts receivable of $17.8 million and cash flows from other operating activities provided the remaining cash necessary to fund the inventory build-up during the quarter. Capital expenditures totaled $3.3 million for the quarter compared to $1.0 million for the first quarter of 1993. At March 31, 1994, approximately $54.7 million of the Company's $150 million revolving credit facility was available and unused. Capital expenditures for 1994 are expected to be approximately $50 million compared to $21.6 million in 1993. Included in the 1994 expenditures is the start of a $90 million capital project for a new weaving plant at the Company's Columbus, Ga./Phoenix City, Ala. towel mill. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations, borrowings under the Company's revolving credit facility, and, possibly, the sale of long-term debt or equity securities.


          Changes in Results of Operations


          Quarter Ended March 31, 1994 vs. Quarter Ended March 31, 1993

          Net sales from continuing operations for the first quarter of 1994 were $232.3 million compared to $203.9 million in the first quarter of 1993, an increase of 14%. The $28.4 million increase includes $4 million of Caldwell branded towel sales in Canada, a line of towels acquired in March 1993. The increase in revenues was due primarily to increased volume. Average selling prices were lower in the first quarter of 1994 than in the first quarter of 1993 due to continued competitive pressures on selling prices.

          Selling, general and administrative expenses decreased as a percentage of sales from 12.2% to 9.6% in the first quarter of 1994 compared to the same quarter of 1993. The decrease was due primarily to reduced costs resulting from the voluntary early retirement program implemented in late 1993, lower bad debt expense and a decrease in other selling expenses.



                                         (6)

          Operating income as a percentage of sales increased to 6.5% in the first quarter of 1994 from 5.8% in the first quarter of 1993. The improvement resulted from the decrease in selling, general and administrative expenses which more than offset a decline in gross margins. Continued competitive pressures on selling prices caused the lower margins and reduced the benefits of the increase in unit sales and the associated higher mill activity levels.

          Interest expense was $1.7 million less in the first quarter of 1994 due to the reduction of debt with the proceeds from the sale of the carpet and rug division in July 1993 and lower borrowing rates.

          The effective income tax was 39.5% for the first quarter of 1994 compared to 38.4% for the first quarter of 1993. The increase results primarily from the increase in the federal statutory income tax rate from 34% to 35% which was enacted in the third quarter of 1993.

          Income from continuing operations before accounting changes was $5.5 million, or $.51 per common share, in the first quarter of 1994 compared to $2.7 million, or $.22 per common share, in the first quarter of 1993.

          The Company adopted FAS 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and FAS 109,
          "Accounting for Income Taxes", effective January 1, 1993. The cumulative effect of the accounting changes reduced the first quarter of 1993 net income by $70.3 million, or $5.86 per common share, but had no cash impact.

          Net income for the first quarter of 1994 was $5.5 million, or $.51 per common share, compared to a loss of $66.6 million, or $5.55 per common share, in the first quarter of 1993.




                              PART II. OTHER INFORMATION
                               FIELDCREST CANNON, INC.




          Item 6.   Exhibits and Reports on Form 8-K

             (a).   Exhibits

                    11. Computation of Primary and Fully Diluted Net Income (Loss) Per Share.



             (b).   Reports on Form 8-K

                    The  Registrant  did  not   file  any  reports   to  the
                    Commission on Form 8-K for the quarter ended March 31, 1994.

                                         (7)

                                 S I G N A T U R E S

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               FIELDCREST CANNON, INC.
                                                (Registrant)






                                         BY: (signed) T. R. Staab
                                             T. R. Staab
                                             Vice President and
                                             Chief Financial Officer

















          Date:  May 10, 1994










                                         (8)

                                  EXHIBIT INDEX TO

                         QUARTERLY REPORT ON FORM 10-Q FOR

                               FIELDCREST CANNON, INC.

                        FOR THE QUARTER ENDED MARCH 31, 1994





         Exhibit
         Number            Description                             Page Number

           (11)            Computation of Primary and Fully
                           Diluted Net Income Per Share                10











































                                                 (9)

                                                                          Exhibit 11
                 Computation of Primary and Fully Diluted Net Income (Loss) Per Share

                                                             For the three months
                                                               ended March 31
                                                            1994              1993
   Average shares outstanding                             8,603,330        11,976,398

   Add shares assuming exercise of
     options reduced by the number
     of shares which could have been
     purchased with the proceeds from
     exercise of such options                                20,393            23,333

   Average shares and equivalents
     outstanding, primary                                 8,623,723        11,999,731

   Average shares outstanding                             8,603,330        11,976,398

   Add shares giving effect to the
     conversion of the convertible
     subordinated debentures                              2,824,859            (1)

   Add shares giving effect to the
     conversion of the convertible
     preferred stock                                      2,564,100                 -

   Add shares assuming exercise of
     options reduced by the number
     of shares which could have been
     purchased with the proceeds from
     exercise of such options                                23,601            23,433

   Average shares and equivalents
     outstanding, assuming full
     dilution                                            14,015,890        11,999,831

   Primary Earnings

     Income from continuing operations
      before accounting changes                         $ 5,496,000       $ 2,682,000

     Income from discontinued
      operations                                                  -         1,050,000

     Cumulative effect of accounting
      changes                                                     -       (70,305,000)

     Net income (loss)                                    5,496,000       (66,573,000)

     Preferred dividends                                 (1,125,000)                -

     Earnings (loss) on Common                          $ 4,371,000      $(66,573,000)





                                                 (10)

                                                                 Exhibit 11
           Computation of Primary and Fully Diluted Net Income (Loss) Per Share (continued)



                                                             For the three months
                                                               ended March 31
                                                           1994               1993
   Primary earnings (loss) per common share

     Income (loss) from continuing
      operations before accounting changes              $       .51      $        .22

     Income from discontinued
     operations                                                   -               .09

     Cumulative effect of accounting changes                      -             (5.86)

     Income (loss)                                      $       .51      $      (5.55)

   Fully Diluted Earnings
     Earnings on Common from continuing
     operations before accounting changes               $4,371,000        $2,682,000

     Add convertible subordinated
     debenture interest, net of taxes                    1,144,000            (1)

     Add convertible preferred dividends                 1,125,000                 -

     Income from continuing operations
     before accounting changes as adjusted               6,640,000         2,682,000

     Income from discontinued operations                         -         1,050,000

     Income before accounting changes                    6,640,000         3,732,000

     Cumulative effect of accounting changes                     -       (70,305,000)

     Net income (loss)                                  $6,640,000      $(66,573,000)

   Fully diluted earnings (loss) per Common share

     Income before accounting changes                    $     .47      $        .31

     Cumulative effect of accounting changes                     -            (2)

     Net income (loss)                                   $     .47      $     (2)




   (1)   The assumed  conversion of the  Registrant's Convertible Subordinated  Debentures for the
         three months ended March  31, 1993 would have an anti-dilutive effect for the computation of earnings per share; therefore, conversion has not been assumed for this period.

   (2)   Fully diluted  net income per  share for the  three months ended  March 31, 1993  are not presented as effects are anti-dilutive


                                                 (11)