Form 10-Q
period 1994-08-10
FIELDCREST CANNON INC
filed 1994-08-10
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549

                                        FORM 10-Q


          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended           June 30, 1994

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




          Former name, former address and former fiscal year, if changed since
          last report    N/A

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and
          (2) has been  subject to  such filing requirements  for the past  90
          days.  Yes  x  .  No    .

                      Number of shares outstanding    July 31, 1994
                           Common Stock              8,704,885



                                                        Total Pages  13

                                                        Exhibit Index Page 11

                            PART 1. FINANCIAL INFORMATION

     FIELDCREST CANNON, INC.
     Consolidated statement of financial position
                                                     June 30,       December
     31,
     Dollars in thousands                              1994              1993
     Assets

     Cash                                            $  4,701       $  3,865
     Accounts receivable net, principally trade       152,746        164,419
     Inventories (note 3)                             254,883        209,834
     Net assets held for sale                          31,191         32,536
     Other prepaid expenses and current assets          3,278          2,491

     Total current assets                             446,799        413,145
     Plant and equipment, net                         290,849        294,277
     Deferred charges and other assets                 32,164         33,024
     Total assets                                    $769,812       $740,446



     Liabilities and shareowners' equity
     Short-term debt                                 $ 83,833       $      -
     Accounts and drafts payable                       55,988         61,365
     Federal and state income taxes                     2,688            262
     Deferred income taxes                             18,461         14,799
     Accrued liabilities                               57,613         65,996
     Current portion of long-term debt                  2,150          8,397
     Total current liabilities                        220,733        150,819

     Senior long-term debt                             36,105         84,611
     Subordinated long-term debt                      210,000        210,000
     Total long-term debt                             246,105        294,611
     Deferred income taxes                             33,185         35,182
     Other non-current liabilities                     64,080         66,504
     Total liabilities                                564,103        547,116
     Shareowners' equity:
       Preferred Stock, $.01 par value,
       10,000,000 authorized, 1,500,000 issued
       and outstanding June 30, 1994 and
       December 31, 1993 (aggregate liquidation
       preference of $75,000)                              15             15

       Common Stock, $1 par value,
       25,000,000 authorized, 12,311,285 issued
       June 30, 1994 and 12,186,167
       December 31, 1993                               12,311         12,186

       Additional paid in capital                     215,123        212,799
       Minimum pension liability adjustment            (7,480)        (7,480)
       Retained earnings                              102,965         93,035
       Excess purchase price for Common Stock
         acquired and held in treasury -
         3,606,400 shares                            (117,225)      (117,225)

     Total shareowners' equity                        205,709        193,330
     Total liabilities and shareowners' equity       $769,812       $740,446



                                See accompanying notes
                                         (2)

   FIELDCREST CANNON, INC.
   Consolidated statement of income and retained earnings

                                           For  the three  months     For the  six
   months
   Dollars in thousands,                    ended June 30          ended June 30
   except per share data                     1994      1993         1994      1993

   Net sales                             $254,796  $256,525     $487,081  $460,465
   Cost of sales                          214,330   217,216      409,223   384,297
   Selling, general and administrative     23,633    25,308       45,977    50,267
   Total operating costs and expenses     237,963   242,524      455,200   434,564
   Operating income                        16,833    14,001       31,881    25,901
   Other deductions (income):
     Interest expense                       5,663     7,619       11,511    15,167
     Other, net                                   288       (411)           403
   (410)
   Total other deductions                   5,951     7,208       11,914    14,757
   Income from continuing operations
     before income taxes,
     and accounting changes                10,882     6,793       19,967    11,144
   Federal and state income taxes           4,198     2,672        7,787     4,341
   Income from continuing operations
    before accounting changes               6,684     4,121       12,180     6,803
   Income from discontinued
     operations                                 -     2,971            -     4,021
   Cumulative effect of accounting
     changes                                         -           -              -
   (70,305)
   Net income (loss)                              6,684      7,092         12,180
   (59,481)
   Preferred dividends                     (1,125)        -      (2,250)        -
   Earnings (loss) on Common                     5,559      7,092          9,930
   (59,481)
   Amount added to (subtracted from)
     retained  earnings                           5,559      7,092          9,930
   (59,481)
   Retained earnings, beginning
     of period                             97,406    69,856       93,035   136,429
   Retained earnings, end of period      $102,965  $ 76,948     $102,965  $ 76,948

   Income (loss) per common share:

   Income from continuing operations
     before accounting changes           $    .64   $   .34     $   1.15  $    .56
   Income from discontinued
     operations                                 -       .25             -      .34
   Cumulative effect of accounting
     changes                                         -         -               -
   (5.83)
   Net income (loss) per
     common share                             $    .64  $    .59      $    1.15  $
   (4.93)
   Fully diluted income (loss)



     per common share                    $    .56  $   .55      $   1.03  $     -
   Average primary shares outstanding     8,693,930 12,107,973        8,658,828  12,053,853
   Average fully diluted shares
     outstanding                             14,082,915 14,936,485       14,049,404  14,880,588



                               See accompanying notes

                                         (3)





     FIELDCREST CANNON, INC.
     Consolidated statement of cash flows

                                                            Six  Months
                                                           ended  June 30
     Dollars in thousands                               1994          1993
     Increase (decrease) in cash
     Cash flows from operating activities:
     Net income (loss)                               $ 12,180       $(59,481)
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Cumulative effect of accounting changes                -         70,305
     Income from discontinued operations                    -         (4,021)
     Depreciation and amortization                     15,119         16,279
     Deferred income taxes                             (1,997)         1,768
     Change in current assets and liabilities:
       Accounts receivable                             11,673         (8,355)
       Inventories                                    (45,049)       (30,744)
       Other prepaid expenses and current assets         (787)         1,363
       Accounts payable and accrued liabilities       (13,760)       (13,389)
       Federal and state income taxes                   2,426         (3,624)
       Deferred income taxes                            3,662          1,278
       Net assets held for sale                         1,345              -
     Other                                                471          1,019

       Net cash (used in)
         operating activities                         (14,717)       (27,602)

     Cash flows from investing activities:
     Additions to plant and equipment                 (12,441)        (3,390)
     Proceeds from disposal of plant and equipment      1,084          9,042

       Net cash provided by (used in)
         investing activities                         (11,357)         5,652

     Cash flows from financing activities:
     Increase in revolving debt and
       other short-term debt                           39,612         38,225
     Proceeds from issuance of common stock                80             39
     Payments on long-term debt                       (10,532)        (5,789)
     Dividends paid                                    (2,250)             -



       Net cash provided by financing activities       26,910         32,475

     Cash used in discontinued operations                   -        (10,177)

     Net increase in cash                                 836            348

     Cash at beginning of year                          3,865          4,665

     Cash at end of period                           $  4,701       $  5,013


                                See accompanying notes

                                         (4)





                               FIELDCREST CANNON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    June 30, 1994



     1.  Basis of Presentation

         The consolidated financial statements are unaudited. In the opinion of management all adjustments, consisting only of normal recurring items, have been made which are necessary to show a fair presentation of the financial position of the Company at June 30, 1994 and the related results of operations for the three and six months ended June 30, 1994 and 1993. The unaudited consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1993.

     2.  Income Per Common Share

         Reference is made to Exhibit 11 to this Form 10-Q for a computation of primary and fully-diluted net income per share.

     3.  Inventories

         Inventories are classified as follows:

                                         June 30,              December 31,
         (In thousands)                     1994                  1993
         Finished goods                  $139,630               $110,223
         Work in process                   76,882                 65,025
         Raw materials and supplies        38,371                 34,586

                                         $254,883               $209,834

         At June 30, 1994 approximately 76% of the inventories were valued on the last-in, first-out method (LIFO).

                                         (5)




                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Changes in Financial Condition

          The Company's debt (including short-term borrowings) increased $29.1 million during the first six months of 1994. Inventories increased $45.0 million due to normal seasonal inventory build-up and to meet anticipated higher customer orders for the last half of the year. Decreases in accounts receivable of $11.7 million and cash flows from other operating activities provided the remaining cash necessary to fund the inventory build-up. Capital expenditures totaled $12.4 million for the first six months of 1994 compared to $3.4 million for the first six months of 1993. At June 30, 1994, approximately $34.0 million of the Company's $150 million revolving credit facility was available and unused. Capital expenditures for 1994 are expected to be approximately $50 million compared to $21.6 million in 1993. Included in the 1994 expenditures is the start of a $90 million capital project for a new weaving plant at the Company's Columbus, Ga./ Phoenix City, Ala. towel mill. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations, borrowings under the Company's revolving credit facility, and, possibly, the sale of long-term debt or equity securities.

          On July 19, 1994, the Company sold $10 million of taxable revenue bonds under the Alabama State Industrial Development Authority. The proceeds were used to pay a portion of the cost of the new weaving plant located in Phoenix City, Alabama. The bonds mature on July 1, 2021 and bear an initial interest rate of 4.75% which fluctuates on a weekly basis. The Company has purchased a letter of credit to secure these bonds which reduced the loan availability under the $150 million revolving credit facility by the $10 million.

          A letter of intent was signed on June 24, 1994 to sell the Bangor and Aroostock Railroad Company. Proceeds from the anticipated sale will be used to reduce borrowings under the revolving credit facility. At this time no definitive agreement has been signed and no assurance can be given that such agreement will occur.


          Changes in Results of Operations

          Quarter Ended June 30, 1994 vs. Quarter Ended June 30, 1993

          Net sales from continuing operations in the second quarter of 1994 were $254.8 million compared to $256.5 million in the second quarter of 1993, a decrease of .7%. The $1.7 million decrease follows a 14% increase in sales reported in the first quarter of 1994. The decrease is due primarily to lower unit shipments to the mass merchant and promotional sales distribution channels.




                                         (6)



          Selling, general and administrative expenses decreased as a percentage of sales from 9.9% to 9.3% in the second quarter of 1994 compared to the same quarter of 1993. The decrease was due primarily to reduced costs resulting from the voluntary early retirement program implemented in late 1993 and lower bad debt expense.

          Operating income as a percentage of sales increased to 6.6% in the second quarter of 1994 from 5.5% in the second quarter of 1993. The improvement resulted primarily from the lower selling, general and administrative expenses and higher mill activity levels.

          Interest expense was $1.9 million less in the second quarter of 1994 due to the reduction of debt with the proceeds from sale of the carpet and rug division in July 1993 and lower borrowing rates.

          Income from continuing operations was $6.7 million, or $.64 per common share after preferred dividends, in the second quarter of 1994 compared to $4.1 million, or $.34 per common share, in the second quarter of 1993.


          Six Months Ended June 13, 1994 vs. Six Months Ended June 30, 1993

          Net sales from continuing operations for the first six months of 1994 were $487.1 million compared to $460.5 million for the corresponding period last year, an increase of 6%. The $26.6 million increase was due primarily to increased volume. The Company, along with others in the industry, recently announced price increases for its products for the last half of the year after several years without any general selling price increases. The price increases reflect recent increases in cotton and polyester market prices and other cost increases.

          Selling, general and administrative expenses decreased as a percentage of sales from 10.9% to 9.4% in the first six months of 1994 compared to the same period of 1993. The decrease was due primarily to reduced costs resulting from the voluntary early retirement program implemented in late 1993, lower bad debt expense and a decrease in other selling expenses.

          Operating income as a percentage of sales increased to 6.5% in the first six months of 1994 from 5.6% in the first six months of 1993. The improvement resulted primarily from the lower selling, general and administrative expenses and higher mill activity levels.

          Interest expense was $3.7 million less in the first six months of 1994 due to the reduction of debt with the proceeds from sale of the carpet and rug division in July 1993 and lower borrowing rates.

          Income from continuing operations before accounting changes was $12.2 million, or $1.15 per common share after preferred dividends, in the first six months of 1994 compared to $6.8 million, or $.56 per common share, in the first six months of 1994.




                                         (7)



          The Company adopted FAS 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and FAS 109, "Accounting for Income Taxes", effective January 1, 1993. The cumulative effect of the accounting changes reduced the first six months of 1993 net income by $70.3 million, or $5.83 per common share, but had no cash impact.

          Net income for the first six months of 1994 was $12.2 million, or $1.15 per common share after preferred dividends, compared to a loss of $59.5 million, or $4.93 per common share, in the first six months of 1993.

                                         (8)


                              PART II. OTHER INFORMATION
                               FIELDCREST CANNON, INC.



          Item 4.   Submission of Matters to a Vote of Security Holders

             (a). The Company held its Annual Meeting of Stockholders on May 16, 1994

             (b).   Not applicable.

             (c). Holders of Common Stock (one vote per share) voted at this meeting on the following matters, which were set forth in full in the Registrant's Proxy statement dated April 7, 1994.

                    I.  Election of Directors:

                                                     Votes (in thousands)

                                                          Common Stock

                        Nominee:                        For     Withheld
                        Tom H. Barrett                 7,714       477
                        James M. Fitzgibbons           7,714       477
                        William E. Ford                7,714       477
                        John C. Harned                 7,714       477
                        S. Roger Horchow               7,714       479
                        Charles G. Horn                7,714       477
                        W. Duke Kimbrell               7,714       477
                        C. J. Kjorlien                 7,714       477


                    II.  Ratification of Independent Accountants:

                                                     Votes (in thousands)

                                                          Common Stock
                         For                                 8,155
                         Against                                14
                         Abstain                                23

          Item 6.  Exhibits and Reports on Form 8-K

             (a). Exhibits

                  11.   Computation of Primary and Fully Diluted Net Income
                        (Loss) Per Share.

             (b). Reports on Form 8-K

                  The  Registrant   did  not  file   any  reports  to   the
          Commission      on Form 8-K for the quarter ended June 30, 1994.

                                         (9)













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






                                               FIELDCREST CANNON, INC.
                                                (Registrant)






                                         BY: (signed) T. R. Staab
                                             T. R. Staab
                                             Vice President
                                             and Chief Financial Officer

          Date:  August 10, 1994









                                        (10)






                                  EXHIBIT INDEX TO

                          QUARTERLY REPORT ON FORM 10-Q FOR

                               FIELDCREST CANNON, INC.

                         FOR THE QUARTER ENDED JUNE 30, 1994









                                                      Sequential
Exhibit Number            Description                 Page Number


      11    Computation of Primary and Fully
            Diluted Net Income (Loss) Per Share.        12-13
















                                (11)





                                                                                        Exhibit 11


                 Computation of Primary and Fully Diluted Net Income (Loss) Per Share



                                             For the three months          For the six  months
                                               ended June 30                  ended June 30
                                             1994          1993             1994          1993

   Average shares outstanding               8,674,805    12,082,589         8,639,068
   12,029,494

   Add shares assuming exercise of
     options reduced by the number
     of shares which could have been
     purchased with the proceeds from
     exercise of such options                  19,125        25,384            19,760
   24,359

   Average shares and equivalents
     outstanding, primary                   8,693,930    12,107,973         8,658,828
   12,053,853

   Average shares outstanding               8,674,805    12,082,589         8,639,068
   12,029,494

   Add shares giving effect to the
     conversion of the convertible
     subordinated debentures                2,824,859     2,824,859         2,824,859

   2,824,859

   Add shares giving effect to the
     conversion of the convertible
     preferred stock                        2,564,100             -         2,564,100           -


   Add shares assuming exercise of
     options reduced by the number
     of shares which could have been
     purchased with the proceeds from
     exercise of such options                  19,151        29,037            21,377
   26,235

   Average shares and equivalents
     outstanding, assuming full
     dilution                              14,082,915    14,936,485        14,049,404
   14,880,588

   Primary Earnings

     Income from continuing operations
      before accounting changes           $ 6,684,000   $ 4,121,000      $ 12,180,000  $
   6,803,000

     Income from discontinued
      operations                                    -     2,971,000                 -
   4,021,000

     Cumulative effect of accounting
      changes                                       -             -                 -
   (70,305,000)

     Net income (loss)                    $ 6,684,000   $ 7,092,000      $       12,180,000
   $(59,481,000)

     Preferred dividends                   (1,125,000)            -       (2,250,000)           -


     Earnings (loss) on Common            $ 5,559,000   $ 7,092,000      $       9 , 9 3 0 , 0 0 0
   $(59,481,000)









                                                 (12)





                                                                                        Exhibit 11


           Computation of Primary and Fully Diluted Net Income (Loss) Per Share (continued)


                                             For the three months           For the  six months
                                                ended June  30                 ended June 30
                                             1994            1993           1994           1993

   Primary earnings (loss) per
     common share

     Income from continuing operations
      before and accounting changes       $       .64   $       .34      $       1.15  $
   .56

     Income from discontinued
      operations                                    -           .25                 -
   .34

     Cumulative effect of
      accounting changes                            -             -                 -
   (5.83)

     Net income (loss)                    $       .64   $       .59      $       1.15  $
   (4.93)

   Fully Diluted Earnings

     Earnings on common from
      continuing operations before
      accounting changes                  $ 5,559,000    $4,121,000      $  9,930,000  $
   6,803,000

     Add convertible subordinated
      debenture interest, net of taxes      1,144,000     1,163,000         2,288,000
   2,325,000

     Add convertible preferred
      dividends                             1,125,000             -         2,250,000
   -

     Income from continuing operations
      before accounting changes
      as adjusted                           7,828,000     5,284,000        14,468,000
   9,128,000

     Income from discontinued
      operations                                    -     2 971,000                 -
   4,021,000
     Cumulative effect of accounting
      changes                                       -             -                 -
   (70,305,000)

     Net income (loss)                    $ 7,828,000    $8,255,000        $   1 4 , 4 6 8 , 0 0 0
   $(57,156,000)
   Fully diluted earnings (loss)
     per Common share

   Income before accounting changes       $       .56   $       .55      $     1.03   $       .88

     Cumulative effect of accounting
      changes                             $         -   $         -      $        -    $      (1)

     Net income (loss)                    $       .56   $       .55      $     1.03    $      (1)



   (1)   Fully  diluted net  income per  share for  the six  months ended  June  30, 1993  are not presented as effects are anti-dilutive.





                                                 (13)