Form 10-K/A
period 1993-12-31
FIELDCREST CANNON INC
filed 1994-10-06
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                                     FORM 10-K/A

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

                                                   Total pages   39
                                                      Page 1
                                                   Exhibit Index page 32





          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
                   (as amended October 6, 1994)

          Management's Discussion and Analysis

          RESULTS OF OPERATIONS

          The following summary income statement from continuing operations sets forth the percentage relationship that certain costs and expenses and other items in the income statement bear to net sales (dollars in millions).

                                                1993                 1992
                                           Amount Percent     Amount Percent
            Net sales                    $1,000.1    100.0%    $981.8  100.0%
            Cost of sales                   834.7     83.5      818.7   83.4
            Selling, general and
              administrative                101.8     10.2      102.2   10.4
            Restructuring charges            10.0      1.0          -      -

            Operating income                 53.6      5.3       60.9    6.2
            Interest expense                 27.7      2.7       34.1    3.5
            Other (income) expense, net      (1.0)     (.1)        .2      -

            Income from continuing operations
              before income taxes,
              extraordinary charge and
              accounting changes             26.9      2.7       26.6    2.7
            Federal and state income
              taxes                          11.9      1.2       10.9    1.1

            Income from continuing operations
              before extraordinary charge
              and accounting changes        $15.0      1.5%    $ 15.7    1.6%

            CAPTION




                                                   2



                                                 1991
                                           Amount Percent
            Net sales                      $960.6    100.0%
            Cost of sales                   828.6     86.3
            Selling, general and
              administrative                 92.4      9.6
            Restructuring charges             -        -

            Operating income                 39.6      4.1
            Interest expense                 37.0      3.8
            Other (income) expense, net      (1.0)     (.1)

            Income from continuing operations
              before income taxes,
              extraordinary charge and
              accounting changes              3.6       .4
            Federal and state income
              taxes                           2.2       .3

            Income from continuing operations
              before extraordinary charge
              and accounting changes        $ 1.4       .1%


          1993 compared to 1992

             Net sales from continuing operations in 1993 increased to $1,000.1 million in 1993, compared to $981.8 million in 1992.
          The  1.9%  increase  was   due  primarily  to  increased  volume.
          Although there were some improvements in sales mix, average selling prices in 1993 were lower than 1992.

             Operating income as a percent of sales was 5.3% in 1993 compared to 6.2% in 1992. Operating income was reduced 1.0% in 1993 due to $10 million of restructuring charges and .2% in 1992 by $2 million of nonrecurring items (see Note 4 of the Notes to
          Consolidated  Financial Statements).   The  restructuring charges
          for 1993 include $8 million for the cost of a voluntary early retirement program which was accepted by 184 employees and severance for additional staff reductions, and $2 million for
          direct  non-recurring  expenses   incurred  by  the   Company  in
          evaluating the purchase of the capital stock of Amoskeag Company ("Amoskeag"). These expenses did not contribute to the ultimate
          consummation  of  the  tender offer  to  acquire  Amoskeag.   The
          acquisition of Amoskeag was accounted for as a purchase of treasury stock and is not expected to affect future operating
          income.   Before these adjustments  operating income as a percent
          of sales was 6.3% in 1993 compared to 6.4% in 1992. Despite the increase in sales volume, operating income has not risen due to continued competitive pressures on selling prices.

             Selling, general  and administrative expenses  as a percent  of


          sales decreased from 10.4% in 1992 to 10.2% in 1993. The 1992 expenses include $2 million of costs related to the consolidation of certain sales offices in New York City. Without these costs, selling, general and administrative expenses as a percent of sales during 1992 and 1993 would have been approximately the same.



             Interest  expense  decreased   $6.4  million  in  1993.     The
          redemption of $100 million of 13.5% Debentures in July 1992 with the proceeds from the sale of 1.5 million shares of Common Stock and $85 million of 11.25% Debentures reduced interest expenses by
          approximately  $2.5  million  and  the  remaining   $3.9  million
          reduction of interest expense was primarily due to a reduction of debt with the proceeds from the sale of the carpet and rug division in July 1993.

             The effective income tax rate was 44.3% in 1993, compared to 41.0% in 1992. The increase in the effective income tax rate is due primarily to the increase in the federal statutory income tax rate from 34% to 35% and a related $1.4 million non-cash expense to adjust existing deferred tax balances arising from differences
          in  the  book  and   tax  bases  of  the  Company's   assets  and
          liabilities.   See Note 14 of the Notes to Consolidated Financial
          Statements.

             Income from continuing operations before accounting changes was $15.0 million or $1.24 per share in 1993 compared to $15.7 million or $1.39 per share in 1992. Income from the discontinued carpet and rug division was $3.2 million or $.27 per share in
          1993 compared  to $4.7 million  or $.42 per  share in 1992.   The
          carpet and rug division was sold in July 1993 and a $15.1 pre-tax gain on the disposition increased net income $9.2 million or $.78
          per share.   The Company adopted FAS  106, "Employers' Accounting
          for  Postretirement Benefits  other than  Pensions" and  FAS 109,
          "Accounting for Income  Taxes", effective January  1, 1993.   The
          cumulative effect of these accounting changes reduced 1993 net income by $70.3 million or $5.99 per share. After the effect of accounting changes a net loss of $42.9 million, or $3.70 per share, was incurred in 1993.

             Significant  changes   in  the   Company's  capital   structure
          occurred during 1993 as a result of the sale of the carpet and rug division, the issuance of 1.5 million shares of convertible preferred stock and the acquisition of 3.6 million shares of the
          Company's common stock with  the purchase of Amoskeag.   Assuming
          that all of these transactions had occurred as of the beginning of 1993 and excluding the non-recurring restructuring charges and income tax adjustment referred to above, proforma 1993 income
          from continuing  operations  was $2.15  per  common share.    For
          additional information see Note 11 of the Notes to Consolidated Financial Statements.














          1992 compared to 1991

             Net  sales from  continuing  operations in  1992  increased  to
          $981.8  million,  compared to  $960.6  million  in  1991.    This
          improvement in bed and bath product sales represents a 2.2% increase over 1991 sales.


             Operating income as a percent of sales increased to 6.2% compared to 4.1% in 1991.

             Higher operating income in the bed and bath division resulted principally from lower cotton costs, increased sales volume and related higher mill activity levels. Results for 1992 include a $3.5 million pre-tax charge to provide for the cost of closing and disposing of a towel manufacturing facility in York, South
          Carolina.   Production from this facility has been transferred to
          other Company towel plants without a reduction in overall towel production capacity. The Company also recognized a $1.5 million
          pre-tax  credit   in  1992   from  the  adjustment   of  reserves
          established in 1990 for discontinuing the automatic blanket operations which were no longer required. The combined effect of the two non-recurring items reduced operating income by $2.0 million and net income by $1.2 million, or $.11 per share. An increase in wages and other cost increases were partially offset by savings realized from the Company's cost reduction efforts.

             Selling, general and administrative expenses as a percent of sales increased from 9.6% in 1991 to 10.4% in 1992. The increase was due primarily to higher selling expenses experienced during 1992 including $2 million of costs related to the consolidation of certain sales offices in New York City.

             Interest expense decreased $2.8 million in 1992 due primarily to the redemption of the 13.5% Debentures on July 10, 1992 with the proceeds from the sale of both 1.5 million shares of Common Stock at $17.75 per share and $85 million of 11.25% Debentures. Interest expense was also reduced by the repayment of other debt with cash flows from operating activities.

             The effective income tax rate was 41.0% in 1992, compared to 61.0% in 1991. The decrease in the effective income tax rate is due primarily  to basis  adjustments in acquired  companies which did not  change with  increases or  decreases  in pre-tax  income
          under APB  11.   For additional  information see Note  14 of  the


          Notes to Consolidated Financial Statements.

             Income from continuing operations before extraordinary charge was $15.7 million or $1.39 per share in 1992 compared to $1.4 million or $.13 per share in 1991. Income from the discontinued carpet and rug division was $4.7 million or $.42 per share in
          1992  compared to  $1.8 million  or $.17  per share  in 1991.   A
          prepayment premium of $5.4 million on the early retirement of the Company's 13.5% Debentures and the write-off of approximately
          $3.0  million   of  deferred  financing  costs   related  to  the
          Debentures and the old revolving credit facility resulted in an after-tax extraordinary charge of $5.2 million, or $.46 per
          share.    Net  income   after  discontinued  operations  and  the
          extraordinary charge was $15.2 million, or $1.35 per share.
                                          4

          LIQUIDITY AND CAPITAL RESOURCES

             The Company's primary capital requirements are for working capital, principally inventory and accounts receivable, and
          capital  expenditures.   The  Company  historically has  financed
          these requirements, including its working capital requirements which follow a seasonal pattern, with funds generated from its operations and through borrowings under its revolving credit agreements.

             The table below summarizes for the continuing business of the Company cash provided by operating and financing activities and cash used for additions to plant and equipment.

          (CAPTION>
          (Dollars in thousands)

                                                                     1993        1992
            Cash provided by:
            Net income (loss)                                   $(42,931)      $ 15,250
            Cumulative effect of accounting changes               70,305              -
            Extraordinary charge from early retirement of debt         -          5,179
            Premium paid on early retirement of debt                   -         (5,400)
            (Income) from discontinued operations                (12,408)        (4,739)
            Depreciation and amortization                         31,539         31,370
            Deferred income taxes                                  2,329          4,826
            Working capital, excluding effects of disposition
              of discontinued operations                         (20,764)        (6,306)
            Other                                                  1,726         (2,348)
            Financing activities                                 (89,513)       (50,507)
            Total cash provided (used)                           (89,513)           (63)

            Cash used for:
            Additions to plant and equipment                      21,594         20,687
            Acquisition of net assets held for sale               32,536              -
            Other, including sale of plant and equipmnt          (12,621)        (3,955)

            Total cash used                                       41,509         16,732

            Increase (decrease) in cash from
              continuing operations                             (131,022)       (16,795)

            Cash provided by discontinued
              operations                                         130,222         12,122

            Increase (Decrease) in cash                       $     (800)      $ (4,673)

             Working capital requirements increased in 1993 primarily because accounts receivables increased by $13.1 million and inventories increased by $10.6 million after excluding the effects of disposition of discontinued operations. Cash provided by working capital increased in 1992 primarily because accounts receivables decreased $10.8 million and accounts payable and accrued liabilities increased by $1.0 million.












             On November 24, 1993 the Company  completed a tender offer  for all of the  outstanding shares  of Amoskeag for  an aggregate  of
          approximately  $141.7 million.   The  purchase was  financed with
          $72.4 million of net proceeds from the issuance of 1.5 million shares of $3.00 Convertible Preferred Stock and the balance with
          borrowings under the  Company's revolving credit  facility.   The
          preferred stock has an annual dividend requirement of $4.5 million. Amoskeag owned 3,606,400 shares of the Company's common stock which has been assigned a cost of $117.2 million and treated as the purchase of treasury stock. The remaining assets
          of Amoskeag have been valued  at their net realizable value.   At
          December 31, 1993, such assets held for sale totalled $32.5 million and are expected to be a source of cash during 1994.
             Total  debt as  a percent  of total  capitalization (long-term debt, short-term debt and shareowners' equity) was 61% at December 31, 1993, compared to 57% at the end of 1992.
             Capital expenditures  totalled $21.6  million in 1993  compared
          to $20.7 million spent  in 1992.   The Company also entered  into
          operating lease agreements with a financial institution for certain new manufacturing and warehouse equipment having a fair market value of approximately $8 million in 1993 and $9 million
          in  1992.   Capital  expenditures for  1994  are expected  to  be
          approximately $50  million. Included in the  1994 expenditures is the start of a three-year $90 million capital project for a new weaving plant at the Company's Columbus, Ga./Phoenix City, Ala.
          towel mill. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations, borrowings under the Company's revolving credit facility, and, possibly, the sale of long-term debt or equity securities.
             The Company's revolving credit  facility allows the  Company to
          borrow up to  $150 million.   The Company  elected to reduce  the
          facility to $150 million from $235 million in November 1993 because of reduced borrowing requirements. The Company uses its revolving credit facility for long-term debt purposes and its
          seasonal  borrowing  requirements during  the  year.   Short-term
          borrowings  are  required during  the  year  to finance  seasonal
          increases  in inventories and  receivables.   The Company  has an
          interest rate  cap covering a total notional  principal amount of
          $50 million to hedge a portion  of its exposure to changes in the cost of its variable rate revolving credit debt.  The $.5 million cost of the interest rate  cap is being amortized over the  three year life  of the agreement ending in  the first quarter of 1996.
          The cap agreement provides for a quarterly payment to the Company when the  reference 3-month Euromarket-based rate  exceeds the 6%
          cap rate.  No payments were received during 1993.
             At December 31, 1993, the revolving credit facility was secured by a first lien on substantially all of the Company's assets and bore interest, at the Company's option, at the prime rate fixed by The  First National Bank of Boston plus 1%, or at a
          Euromarket-based rate plus  2.5%.   In March  1994 the  revolving
          credit facility was amended to reduce the interest rate on borrowings, at the Company's option, to the prime rate fixed by
          The  First National Bank of Boston, or at a Euromarket-based rate
          plus  1%.   The  amendment  also  extended the  facility  through
          January 6, 1998 and removed the lien on the Company's plant and equipment.





                                          6
             The revolving credit facility requires, among other things, that the Company maintain certain financial ratios with regard to working capital, interest coverage, funded debt and net worth. It also limits the amount of dividends that may be paid by the Company during any twelve-month period to the lesser of 40% of the Company's net income during the immediately preceding twelve months or $15 million and contains additional financial covenants which may further restrict the ability of the Company to pay dividends. The agreement places restrictions on the Company's ability to incur debt or liens, to make certain investments and to effect certain mergers, consolidations or sales of assets or changes in control.

             At December 31, 1993, borrowings under the $150 million revolving term debt agreement totalled $76.4 million and $73.6 million of the facility was available and unused.

             As of December 31, 1993 the Company lowered its discount rate from 8.25% to 7.25% for valuing its accumulated pension benefit obligations under FAS 87, "Employers' Accounting for Pensions" and its accumulated postretirement health care and life insurance benefit obligations under FAS 106, "Employers' Accounting for Postretirement Benefits other than Pensions". The lower discount rate of 7.25% results in a higher value for the calculated obligations and will result in higher expenses in 1994 than would have been provided with the previous 8.25% discount rate. The increase in expense is not expected to materially affect the Company's future operating results or financial condition.



          Item 8. Consolidated Financial Statements and Supplementary Data (as amended October 8, 1994 to revise the Consolidated Statement of Cash Flows and notes 4 and 8 of Notes to the Consolidated Financial Statements).


          QUARTERLY DATA (Unaudited)


          Data in millions, except per share information

            1993 quarter ended                          March 31    June 30   Sept. 30   Dec. 31
            Net sales                                     $203.9     $256.5    $256.7    $282.9
            Gross profit                                    36.9       39.3      43.0      46.3
            Operating income                                11.9       14.0       7.5      20.2
            Income (loss) from continuing operations
              before accounting changes                      2.7        4.1       (.5)      8.7
            Income and gain on sale from
              discontinued operations                        1.0        3.0       8.4       -
            Cumulative effect of accounting
              changes                                      (70.3)       -         -         -
            Net income (loss)                              (66.6)       7.1       7.9       8.7
            Primary earnings (loss) per share from
              continuing operations before
              accounting changes                              .22        .34      (.04)      .77
            Primary earnings per share from
              discontinued operations                         .09        .25       .69      -
            Primary earnings (loss) per share from
              cumulative effect of accounting
              changes                                       (5.86)      -         -         -
            Primary earnings per share                      (5.55)       .59       .65       .77
            Fully diluted earnings per share                 -           .55       .60       .67


            1992 quarter ended                          March 31    June 30   Sept. 30   Dec. 31

            Net sales                                      212.4     $255.3    $243.2    $270.9
            Gross profit                                    33.9       40.0      43.8      45.3
            Operating income                                 8.8       16.3      18.3      17.5
            Income (loss) from continuing operations
              before extraordinary charge                    (.1)       4.2       5.8       5.8
            Income from discontinued operations               .7        1.2        .8       2.0
            Extraordinary charge-early retirement
              of debt                                        -         (5.2)      -         -
            Net income                                        .6         .2       6.6       7.8
            Primary earnings per share from
              continuing operations before
              extraordinary charge                          -           .39       .48       .48
            Primary earnings per share from
             discontinued operations                         .06        .12       .07       .17
            Primary earnings per share from
              extraordinary charge-early retirement
              of debt                                       -          (.49)     -         -
            Primary earnings per share                       .06        .02       .55       .65
            Fully diluted earnings per share                 .06       -          .52       .61

             Quarterly earnings per share amounts presented do not equal the annual earnings per share amount due to the purchase of treasury shares during 1993 and the issuance of shares during 1992.


             The first quarter of 1993 includes the cumulative effect of the changes in accounting principles related to the Company's accounting for income taxes and post-retirement benefits other than pensions, effective January 1, 1993, which reduced net income by $70.3 million or $5.86 per share. Fully diluted earnings per share are not presented for the quarter as the effects are anti-dilutive.

             The third quarter of 1993 includes restructuring charges of $10 million which reduced after-tax income from continuing operations by $6.1 million and $1.4 million of additional income taxes due to the increase in the statutory federal income tax rate. These items reduced income from continuing operations and net income by $7.5 million, or $.62 per share. Discontinued operations for the third quarter of 1993 includes a gain from disposition of the carpet and rug division which increased income by $9.2 million, or $.76 per primary share.

             The second quarter of 1992 included an extraordinary charge for early retirement of debt which reduced net income for the quarter by $5.2 million, or $.49 per primary share. Fully diluted earnings per share for the quarter are not presented as the effects are anti-dilutive.

             The fourth quarter of 1992 included a $3.5 million pre-tax charge for closing and disposing of a towel manufacturing facility and a $1.5 million pre-tax credit from adjustment of reserves established in 1990 for discontinuing the automatic blanket operations which were no longer required. The combined effect of the two non-recurring items reduced net income for the quarter by $1.2 million, or $.10 per share.





          Consolidated Statement of Income and Retained Earnings


                  Year Ended December 31                1993         1992
             Dollars in thousands, except per share data
            Net sales                                 $1,000,107   $981,773
            Cost of sales (notes 4, 5)                   834,701    818,729
            Selling, general and administrative          101,843    102,189
            Restructuring charges (note 4)                10,000          -
            Total operating costs and expenses           946,544    920,918
            Operating income                              53,563     60,855
            Other deductions (income):
              Interest expense                            27,659     34,149
              Other, net                                    (975)       130

            Total other deductions                        26,684     34,279

            Income before income taxes                    26,879     26,576
            Federal and state income taxes (note 14)      11,913     10,886
            Income from continuing operations before
              extraordinary charge and accounting changes 14,966     15,690
            Income from discontinued operations            3,201      4,739
            Gain from disposition of
                discontinued operations                    9,207          -
            Extraordinary charge - early
                retirement of debt                             -     (5,179)
            Cumulative effect of accounting changes      (70,305)         -

            Net income (loss)                            (42,931)    15,250
            Preferred dividends                             (463)         -


            Earnings (loss) on common                   $(43,394)  $ 15,250
            Amount added to (subtracted from)
              retained earnings                          (43,394)    15,250
            Retained earnings, January 1                 136,429    121,179

            Retained earnings, December 31              $ 93,035   $136,429

            Income (loss) per common share:
              Primary from continuing operations before
                extraordinary charge and accounting changes  $ 1.24    $ 1.39
              Income from discontinued operations               .27       .42
              Gain from disposition of discontinued operations  .78         -
              Extraordinary charge                                -      (.46)
              Cumulative effect of accounting changes         (5.99)        -
              Primary earnings per common share             $ (3.70)   $ 1.35
              Fully diluted before extraordinary
                    charge (note 1)                         $     -    $ 1.78
              Fully diluted after extraordinary charge
                and accounting changes (note 1)             $     -    $    -


            Average primary shares outstanding        11,732,505   11,256,461
            Average fully diluted shares outstanding  11,733,276   14,082,678

          The Notes to consolidated financial statements are an integral part of the Consolidated financial statements.




          Consolidated Statement of Income and Retained Earnings


                  Year Ended December 31                 1991
             Dollars in thousands, except per share data
            Net sales                                   $960,663
            Cost of sales (notes 4, 5)                   828,634
            Selling, general and administrative           92,416
            Restructuring charges (note 4)                     -
            Total operating costs and expenses           921,050
            Operating income                              39,613
            Other deductions (income):
              Interest expense                            36,998
              Other, net                                    (959)

            Total other deductions                        36,039

            Income before income taxes                     3,574
            Federal and state income taxes (note 14)       2,179

            Income from continuing operations before
              extraordinary charge and accounting changes  1,395
            Income from discontinued operations            1,770
            Gain from disposition of
                discontinued operations                        -
            Extraordinary charge - early
                retirement of debt                             -
            Cumulative effect of accounting changes            -

            Net income (loss)                              3,165
            Preferred dividends                                -

            Earnings (loss) on common                   $  3,165
            Amount added to (subtracted from)
              retained earnings                            3,165
            Retained earnings, January 1                 118,014

            Retained earnings, December 31              $121,179

            Income (loss) per common share:
              Primary from continuing operations before
                extraordinary charge and accounting changes $  .13
              Income from discontinued operations              .17
              Gain from disposition of discontinued operations   -
              Extraordinary charge                               -
              Cumulative effect of accounting changes            -
              Primary earnings per common share             $  .30
              Fully diluted before extraordinary
                  charge (note 1)                           $  .30
              Fully diluted after extraordinary charge
                and accounting changes (note 1)             $  .30

            Average primary shares outstanding          10,422,810
            Average fully diluted shares outstanding    10,423,490

          The Notes to consolidated financial statements are an integral part of the Consolidated financial statements.






          Consolidated Statement of Financial Position

            At December 31,                                              1993             1992
            Dollars in thousands
            ASSETS
            Cash                                                     $  3,865         $  4,665
            Accounts receivable less allowances of $12,161
              in 1993 and $15,942 in 1992, principally trade          164,419          181,056
            Inventories (note 5)                                      209,834          244,321
            Deferred tax assets                                             -           23,202
            Net assets held for sale                                   32,536                -
            Other prepaid expenses and current assets                   2,491            7,303
            Total current assets                                      413,145          460,547

            Plant and equipment, net (notes 6, 9)                     294,277          372,432
            Deferred charges and other assets                          33,024           31,012

            Total assets                                             $740,446         $863,991

            LIABILITIES AND SHAREOWNERS' EQUITY
            Accounts and drafts payable                              $ 61,365         $ 69,399
            Federal and state income taxes                                262            3,627
            Deferred income taxes                                      14,799                -
            Accrued liabilities (note 7)                               65,996           66,592
            Short-term debt (note 8)                                        -           14,056
            Current portion of long-term debt                           8,397           10,293

            Total current liabilities                                 150,819          163,967

            Senior long-term debt (note 8)                             84,611          143,419
            Subordinated long-term debt (note 8)                      210,000          210,000
            Total long-term debt                                      294,611          353,419
            Deferred income taxes                                      35,182           41,484
            Other non-current liabilities                              66,504           20,643
            Total non-current liabilities                             396,297          415,546
            Total liabilities                                         547,116          579,513
            Commitments (notes 9, 12, 13)
            Preferred Stock, $.01 par value (note 10)
              Shares authorized:  10,000,000
              Shares issued, 1993:  1,500,000
              (aggregate liquidation preference
               of $75,000)                                                15                 -
            Common Stock, $1 par value (note 10)
              Shares authorized:   25,000,000
              Shares issued, 1993: 12,186,167                         12,186             8,339
              Shares issued, 1992:  8,338,941
            Class B Common Stock, $1 par value (note 10)
              Shares authorized:   15,000,000
              Shares issued, 1992:  3,635,114                             -              3,635
            Additional paid in capital                               212,799           136,075
            Minimum pension liability adjustment                      (7,480)                -
            Retained earnings                                         93,035           136,429
            Excess purchase price for Common Stock acquired
              and held in treasury - 3,606,400 shares               (117,225)                -
            Total shareowners' equity                                193,330           284,478
            Total liabilities and shareowners' equity              $ 740,446          $863,991

            The Notes to Consolidated financial statements are an
            integral part of the Consolidated financial statements.
                                                     10

          Consolidated Statement of Cash Flows

            For the years ended December 31,                 1993         1992       1991
            Dollars in thousands
            Increase (decrease) in cash
            Cash flows from operating activities:
            Net income (loss)                                   $(42,931)$ 15,250  $  3,165
            Adjustments to reconcile net income to net cash
              provided by operating activities:
            Cumulative effect of accounting changes for
              FAS 106 and 109                                     70,305        -         -
            Extraordinary charge for early retirement of debt          -    5,179         -
            Premium paid on early retirement of debt                   -   (5,400)        -
            Income and gain on sale from discontinued operations (12,408)  (4,739)   (1,770)
            Depreciation and amortization                         31,539   31,370    29,982
            Deferred income taxes                                  2,329    4,826     3,156
            Other                                                  1,726   (2,348)   (1,977)
            Change in current assets and liabilities, excluding
             effects of disposition of discontinued operations:
              Accounts receivable                                (13,132)  10,821    (3,697)
              Inventory                                          (10,637)  (8,614)  (31,902)
              Current deferred income taxes                       (3,971)  (1,699)     (895)
              Other prepaid expenses and current assets            1,638    1,737    (5,647)
              Accounts payable and accrued liabilities             8,700      984    (4,853)
              Federal and state income taxes                      (3,362)   3,077       550
            Net cash provided by (used in) continuing
              operating activities                                29,796   50,444   (13,888)
            Cash provided by (used in) discontinued operations   (17,405)  12,122    13,700
            Net cash provided by (used in) operating activities   12,391   62,566      (756)
            Cash flows from investing activities:
            Additions to plant and equipment                     (21,594) (20,687)  (32,541)
            Acquisition of net assets held for sale              (32,536)       -         -
            Proceeds from disposals of plant and equipment        12,621    3,955     3,554
            Proceeds from disposition of discontinued
              operations                                         147,627        -         -
                   Net cash provided by (used in) investing
                     activities                                  106,118  (16,732)  (28,987)
            Cash flows from financing activities:
            Increase (decrease) in revolving debt and
              other short-term debt                              (59,899) (46,684)   35,727
            Proceeds from issuance of other long-term debt             -   82,450         -
            Payments on long-term debt                           (14,811)(111,497)  (10,346)
            Proceeds from issuance of common stock                   339   25,224         -
            Purchase of treasury stock                          (117,225)       -         -
            Proceeds from issuance of preferred stock             72,375        -         -
            Dividends paid                                           (88)       -         -
                   Net cash provided by (used in)
                     financing activities                       (119,309) (50,507)   25,381
            Net decrease in cash                                    (800)  (4,673)   (3,794)
            Cash at beginning of year                              4,665    9,338    13,132
            Cash at end of year                                 $  3,865 $  4,665   $ 9,338
            Supplemental disclosures of cash flow information
            Cash paid during the year for:
                Interest expense                                $30,163   $44,266   $44,225
                Income tax payments                              23,239     5,559     1,431
            Noncash investing and financing activities:
                 Vendor financing for equipment purchases             -         -     8,459

            The Notes to Consolidated financial statements are an integral part of the Consolidated financial statements.





            Notes to Consolidated Financial Statements
          Tabular Amounts in thousands except per share

          (1) Significant Accounting Policies

             Basis of presentation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year items have been reclassified to conform to the 1993 presentation.

             The  Company   operates  in   the  textile   industry  and   is
          principally  involved  in  the  manufacture  and  sale  of   home
          furnishings products.   These sales are  primarily to  department
          stores, mass retailers, specialty stores and large chain stores. Sales to one customer (Wal-Mart Stores and its affiliates) represented 17.4%, 16.0% and 15.5% of total sales of the Company in 1993, 1992 and 1991, respectively.

             Inventories - Inventories are valued at the lower of cost, determined principally on a last-in, first-out basis, or market.

             Depreciation   -  Buildings,   machinery  and   equipment   are
          depreciated for financial reporting purposes on the straight line
          method  over   the  estimated  useful  lives   of  these  assets.
          Depreciation for tax purposes is provided on an accelerated basis.

             Deferred financing fees - Debt financing fees are amortized over the term of the related debt.

             Interest rate caps - The Company has a program to reduce its exposure to changes in the cost of its variable rate borrowings
          by  the use  of interest rate  cap agreements.   The  cost of the
          interest rate cap agreement is deferred and amortized as interest expense over the periods covered by the agreement.

             Income  taxes  -  The   Company  adopted  Financial  Accounting
          Standards Board Statement No. 109, "Accounting for Income Taxes" (FAS 109), effective January 1, 1993. Under FAS 109, deferred income taxes are recognized, at enacted tax rates, to reflect the future income tax effect of reported differences between the book and tax bases of the Company's assets and liabilities, assuming they will be realized and settled, respectively, at the amount reported in the Company's financial statements. See Note 14 for additional information.

             Income per common share - Primary earnings per common share is based on net income after preferred dividend requirements and the weighted average number of shares of Common Stock and Class B Common Stock outstanding during the year and common stock
          equivalents attributable  to outstanding  stock  options.   Fully
          diluted  earnings  per  common  share   are  calculated  assuming
          conversion,  when dilutive,  of the  6%  convertible subordinated



          sinking fund debentures and the $3 Series A Convertible Preferred Stock. Fully diluted income from continuing operations and net income per common share for 1993 and 1992 are not presented as effects are anti-dilutive.
                                          12

          (2) Discontinued Operations
             On July 30, 1993 the Company completed the sale of its carpet and rug operations to Mohawk Industries, Inc. Accordingly, the carpet and rug results have been classified as discontinued operations in the Statement of Income for all periods presented. Results of operations for the carpet and rug operations include
          an allocation of  corporate interest  based on net  assets.   The
          sale resulted in a $15.1 million pre-tax gain which increased after-tax net income by $9.2 million, or $.78 per share, in 1993. Summary financial results for the discontinued operations are as follows:

                                       1993            1992           1991
            Net sales               $144,301        $235,506       $251,773
            Operating income           9,957          16,214         12,692
            Interest expense           3,688           7,184          8,479
            Income before income taxes 5,964           9,031          4,231
            Income from discontinued
              operations               3,201           4,739          1,770

          (3)  Acquisition and Merger with Amoskeag Company
             On  November   24,  1993  a  newly  formed  and  wholly  owned
          subsidiary of the Company completed a tender offer for all of the outstanding shares of Amoskeag Company ("Amoskeag") for a cash price of $40 per  share, or an aggregate of  approximately $141.9
          million  including  certain  costs.   The  acquisition  has  been
          accounted for as a purchase by the Company of the net assets of Amoskeag held for sale at their net realizable values and as the
          purchase of treasury stock.   Amoskeag owned 3,606,400 shares  of
          the Company's common stock which has been assigned a cost of $117.2 million after a preliminary allocation of $24.7 million to the net assets of Amoskeag. The Company is in the process of selling all of the operating assets of Amoskeag and the valuation includes anticipated costs during a one year disposal period.
          These assets are primarily the Bangor and Aroostook Railroad and certain real estate properties.
          (4) Restructuring Charges
             Concurrent with the purchase of the capital stock of Amoskeag Company the Company implemented a number of programs to reduce overhead and cut costs in 1993. As a result of this process, restructuring charges were incurred in 1993 which reduced pre-tax
          operating  income  by $10  million.    The restructuring  charges
          include $8 million for the cost of a voluntary early retirement program which was accepted by 184 employees and severance for additional staff reductions, and $2 million for direct non-recurring expenses incurred by the Company in evaluating the
          purchase  of  the  capital  stock  of  Amoskeag Company.    These
          expenses did not contribute to the ultimate consummation of the tender offer to acquire Amoskeag Company. These charges reduced

          net income by $6.1 million, or $.52 per share.
             Results for 1992 include a $3.5 million pre-tax charge to provide for the cost of closing and disposing of a towel manufacturing facility in York, South Carolina. Production from this facility has been transferred to other Company towel plants without a reduction in overall towel production capacity. The Company also reduced the reserves it established in 1990 to provide for discontinuing its automatic blanket facility by recognizing a pre-tax credit of $1.5 million in 1992. The combined effect of the non-recurring items reduced net income for
          the year by $1.2 million, or $.11 per share.      13

          (5) Inventories

          Inventories are valued at the lower of cost or market and consisted of the following at December 31:

                                                1993         1992

          Finished goods                      $110,223      $120,274
          Work in progress                      65,025        82,509
          Raw materials and supplies            34,586        41,538

              Total                           $209,834      $244,321

          Approximately 76% of the inventories at year-end 1993 and 79% at year-end 1992 were valued on the last-in, first-out method
          (LIFO). If the first-in, first-out method of accounting had been used, inventories would have been greater by approximately $33 million and $39 million at December 31, 1993 and 1992, respectively. The LIFO reserve for continuing operations increased $2.8 million in 1993 and decreased $9.6 million in 1992.


          (6) Plant and equipment

             Plant and equipment is stated at cost and consisted of the following at December 31:

                                                  1993            1992
          Land                                 $  5,978        $  8,408
          Buildings                             181,409         230,491
          Equipment                             366,333         447,274
          Plant additions in progress            18,707          11,931

          Total                                 572,427         698,104

          Accumulated depreciation             (278,150)       (325,672)

          Net plant and equipment              $294,277        $372,432

          (7) Accrued Liabilities

             Accrued liabilities were as follows at December 31:
          TABLE

                                                     1993            1992
          Salaries and  other compensation              $14,177
          $16,241
          Pension, medical and other employee
            benefit plans                                22,058
          16,256
          Advertising expense                            1,987
          3,071
          Interest expense                               3,375
          3,954
          Other                                          24,399
          27,070

          Total                                           $65,996
          $66,592

          (8) Debt

          Short-term debt at December 31, 1992, of $14.1 million was borrowed under a $25 million bank credit facility for the purpose of financing the purchase of raw cotton and wool. The facility was repaid and cancelled during 1993.

          Long-term debt at December 31 was as follows:

                                                                 1993           1992
            Senior long-term debt:
              Revolving term debt                                 $ 76,426      $122,269
              Industrial revenue bonds, due in installments
                through 2002                                        11,085        14,485
              10.5% promissory note, due in installments
                and repaid in January 1994                           5,497        10,962
              9.65% vendor financing                                     -         5,996

            Total senior long-term debt                             93,008       153,712
            Less current portion                                     8,397        10,293
            Net Senior long-term debt                               84,611       143,419

            Subordinated long-term debt:
              6% convertible subordinated sinking fund debentures
                 due 1997 to 2012                                  125,000       125,000
              11.25% senior subordinated debentures due
                 2002 to 2004                                       85,000        85,000

            Total subordinated long-term debt                      210,000       210,000
            Total long-term debt                                  $294,611      $353,419

               The Company's revolving  credit facility allows the Company  to borrow up to $150 million through January 3, 1996. Accordingly, borrowings under the revolving credit facility are classified as long-term debt. The Company elected to reduce the facility to
          $150  million  from  $235  million in  November  1993  because of
          reduced borrowing requirements.   Interest rates on the revolving
          term debt are,  at the Company's option, at  the prime rate fixed by The First National Bank of Boston plus 1%, or at a Euromarket-
          based rate plus 2.5%. The average interest rate on the revolving term debt was 6.3% on December 31, 1993.
             The Company has a program to reduce its exposure  to changes in the  cost of its variable rate revolving credit borrowings by the use of interest rate cap agreements. At December 31, 1993 the Company has an interest rate cap covering a total notional
          principal amount  of $50 million.   The $.5  million cost of  the
          interest rate cap  is being amortized over the three year life of
          the  agreement ending  in the  first quarter  of 1996.   The  cap
          agreement  provides for a  quarterly payment to  the Company when the reference 3-month  Euromarket based rate  exceeds the 6%  cap rate.
             The revolving credit facility is secured by a first lien on substantially all of the Company's assets and requires, among other things, that the Company maintain certain financial  ratios with regard to  working capital, interest  coverage, funded  debt and  net worth.  It also limits  the amount of dividends that may be paid by the Company to the lesser of 40% of the Company's net income during the immediately preceding twelve months or $15 million and contains additional financial covenants which may further restrict the ability of the Company to pay dividends.
          The revolving term debt agreement also places restrictions on the Company's ability to incur debt or liens, to make certain investments and to effect certain mergers, consolidations or sales of assets or changes in control.
                                          15

             On June  25,  1992, the  Company  sold  $85 million  of  11.25%
          Senior Subordinated Debentures  due 2004.   The proceeds of  this
          offering plus additional amounts from a Common Stock offering were used to redeem the $100 million 13.5% Senior Subordinated Debentures due 2001. A prepayment premium of $5.4 million on the early retirement of the 13.5% debentures and the write-off of approximately $3.0 million of deferred financing costs related to the debentures and the old revolving credit facility resulted in an after-tax extraordinary charge of $5.2 million, or $.46 per share.
             The  Company's   6%  Convertible   Subordinated  Sinking   Fund
          Debentures are convertible into shares of Common Stock of the Company at a conversion price of $44.25 per share.
             At December 31, 1993, the fair value of the Company's 6% Convertible Subordinated Debentures was $103.4 million compared to a carrying value of $125 million and the fair value of the 11.25% Subordinated Debentures was $94.4 million compared to a carrying value of $85 million. The fair value of the debentures is based on quoted market prices. Differences between fair value
          and  carrying  value  of  the  Company's  other  debt  were   not
          significant.
             The aggregate principal and sinking fund payments required to be made on long-term debt during each of the five years subsequent to December 31, 1993 are: 1994, $8.4 million; 1995, $2.3 million; 1996, $78.0 million; 1997, $7.8 million and 1998,
          $7.8 million.

          (9) Lease Obligations
             The Company leases certain real estate and equipment under various operating leases. Listed below are the future minimum rental payments required under these operating leases with noncancelable terms in excess of one year at December 31, 1993.

                                              Real
                                             Estate       Equipment       Total
            S>                                                          <C

            1994                            $ 4,334        $8,535        $12,869
            1995                              4,588         7,546         12,134
            1996                              4,132         5,942         10,074
            1997                              3,655         5,387          9,042
            1998                              3,194         4,920          8,114
            Subsequent years                 25,936         7,588         33,524
            Net minimum lease payments      $45,839       $39,918        $85,757

          Total continuing operations rental expense for all operating leases was $18.9 million, $17.5 million, and $16.0 million for 1993, 1992 and 1991, respectively.















                                          16


            (10) Shareowners' Equity

               In November  1993 the Company's shareowners  authorized 10 million shares of undesignated preferred stock and the issuance of up to 1.8 million shares of preferred stock. On November 24, 1993, the Company sold 1.5 million shares of $3.00 Series A Convertible Preferred Stock ("$3.00 Preferred Stock") in a private offering and received net proceeds of $72.4 million. Each $3.00 Preferred Stock share is convertible into 1.7094 shares of Common Stock, equivalent to a conversion price of $29.25 on the $50 offering price. Annual dividends are $3.00 per share and are cumulative. The $3.00 Preferred Stock may be redeemed at the Company's option on or after September 1, 2004, in whole or in part, at $50 per share plus accrued and unpaid dividends.
            In the event the Company's 11.25% Senior Subordinated Debentures are not outstanding or have been defeased the $3.00 Preferred Stock may be redeemed, in whole or in part, at the option of the Company, at a redemption price of $51.50 per share beginning as of September 10, 1998 and at premiums declining to the $50 liquidation preference by September 2004.


























             On November 24, 1993, the Board of Directors adopted a Stockholder Rights Plan and declared a dividend of one preferred stock purchase right ("right") for each outstanding share of the Company's Common Stock. Similar rights have been, and generally will be, issued in  respect of Common Stock  subsequently issued.
          Each right becomes exercisable, upon the occurrence of certain events, for one one-hundredth of a share of Series B Junior
          Participating  Preferred Stock,  $.01  par value,  at a  purchase price of $80 or, in certain circumstances, Common Stock or other securities, cash or other assets having a then current market price  (as defined and subject to adjustment) equal to twice such
          purchase  price.   Under  the  Stockholder  Rights Plan,  500,000
          shares of Series B Junior Participating Preferred Stock have been reserved. The rights currently are not exercisable and will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding shares of Common Stock. The rights, which expire on December 6, 2003, are redeemable in whole, but not in part, at the Company's option at any time for a price of $.02 per right.
             Following the acquisition of Amoskeag the Company converted all shares of Class B Common Stock held by Amoskeag into an equivalent number of shares of Common Stock. Under the Company's Certificate of Incorporation, all remaining shares of Class B Common Stock were automatically converted into an equivalent number of shares of Common Stock, and no additional shares of Class B Common Stock may be issued in the future without the prior approval of the holders of Common Stock.
             The Company has a Director Stock Option Plan which was adopted by the Board of Directors and approved by the shareowners. Under the option plan, an annual grant of an option for 1,000 shares of Common Stock is awarded to each person who is a Director on the fifth business day after the annual meeting of shareowners.

          Options to Directors who are also employees of the Company are incentive stock options and to all others are nonqualified options. The price per share is the fair market value on the date each option is granted. Options may be exercised up to seven years from the date of grant, but no option may be exercised during the six-month period following its grant except in the case of death or disability. Prior to an amendment and restatement of the plan in 1992, options were granted with a one-year life and for 3,000 shares. The amendment also extended the life of the options granted in 1991 to an expiration date of 1998. Under the option plan, 500,000 shares of Common Stock have been reserved for awards. The following is an analysis of options under the Director Stock Option Plan:

                                                            Number of         Option
                                                                Shares            Price
            Outstanding, January 1, 1991                         36,000          $19.00
            Awarded                                              36,000           13.00
            Cancelled                                           (39,000)  $19.00- 13.00
            Outstanding, January 1, 1992                         33,000           13.00
            Awarded                                              12,000           17.625
            Exercised                                            (3,000)          13.00
            Outstanding, January 1, 1993                         42,000    17.625-13.00
            Awarded                                              12,000           23.625
            Exercised                                           (21,000)   23.625-13.00
            Cancelled                                            (6,000)   23.625-13.00
            Outstanding and exercisable at December 31, 1993     27,000   $23.625-13.00
            Available for grant at December 31, 1993            449,000

                                          17

             On September 11, 1991, the Board of Directors approved the grant of a nonqualified stock option to purchase 20,000 shares of Common Stock to the Company's chief executive officer. The per share price is $14.875, the fair market value on that date. This option became exercisable on January 1, 1992, and expires on September 10, 1998.































             The Company has a Long-Term Incentive Plan (the Plan) which was adopted by the Board of Directors and approved by the shareowners in 1988. Under the Plan, employees who are senior executives of the Company may be awarded shares of Common Stock without cost to the employee. The fair market value of the shares at the date of award is accounted for as deferred compensation and is amortized over the restricted period. At December 31, 1993, unamortized deferred compensation of $.6 million is included in shareowners'
          equity as a reduction of additional paid in capital. Awards under the Plan are vested after the employee completes four years of continuous employment beginning with the year for which the award is made. Vesting occurs prior to completion of four years of employment if the employee dies while employed, reaches normal retirement or becomes disabled. Under the Plan, 650,000 shares of Common Stock have been reserved for awards. The following is an analysis of shares of restricted stock under the Long-term Incentive Plan:

                                                        1993          1992          1991
            Number of Shares:
            Outstanding at beginning of year           156,526       145,877       165,600
            Awarded                                     75,000        50,000        35,000
            Cancelled                                         (4,450)       (2,430)
            (7,583)
            Issued                                           (115,402)      (36,921)
            (47,140)
            Outstanding at end of year                 111,674      156,526        145,877

            Available for grant at end of year         324,548       45,098         92,668
            Market value on date of grant for shares
              granted during year                       $18.75      $15.375          $6.00

             Awards under the Plan will be 70,000 shares in 1994.

          Transactions with respect to common stock and additional paid in capital during the three years ended December 31, 1993, were as follows:

                                                      Common Stock

                                                   Shares        Amount


          Balance 12/31/90                         6,753,486     $6,753

          Restricted shares awarded                   35,000         35
          Restricted shares cancelled                 (7,583)        (8)
          Earned compensation,
           restricted stock                                -          -
          Exchange of shares                           7,184          8

          Balance 12/31/91                         6,788,087      6,788
          Restricted shares awarded                   50,000         50
          Restricted shares cancelled                 (2,430)        (2)
          Earned compensation,
           restricted stock                                -          -
          Director stock option exercised              3,000          3
          Sale of stock                            1,500,000      1,500
          Exchange of shares                             284          -

          Balance 12/31/92                         8,338,941      8,339

                                          18

                                                                            Additional
                                                   Class B                    Paid in
                                                Common Stock                  Capital
                                              Shares       Amount             Amount

            Balance 12/31/90                  3,642,582     $3,643          $110,830

            Restricted shares awarded                 -          -               (35)
            Restricted shares cancelled               -          -                 8
            Earned compensation,
             restricted stock                         -          -               768
            Exchange of shares                   (7,184)        (8)                -

            Balance 12/31/91                  3,635,398      3,635           111,571

            Restricted shares awarded                 -          -               (50)
            Restricted shares cancelled               -          -                 2
            Earned compensation,
             restricted stock                         -          -               831
            Director stock option exercised           -          -                36
            Sale of stock                             -          -            23,685

            Exchange of shares                     (284)         -                 -

            Balance 12/31/92                  3,635,114      3,635           136,075
            </TABLE/>










































                                                        Common Stock
                                                     Shares        Amount

            Shares issued to employee
              savings plans                         120,562          120
            Restricted shares awarded                75,000           75
            Restricted shares cancelled              (4,450)          (4)
            Earned compensation,
              restricted stock                            -            -
            Director Stock options exercised         21,000           21

            Net proceeds from sale of
              preferred stock in excess of
              par value                                   -            -
            Exchange or conversion of shares      3,635,114        3,635

            Balance 12/31/93                     12,186,167      $12,186



                                                                           Additional
                                                         Class B            Paid in
                                                        Common Stock        Capital
                                                     Shares        Amount    Amount

            Shares issued to employee
              savings plans                               -            -       2,883
            Restricted shares awarded                     -            -         (75)
            Restricted shares cancelled                   -            -           4
            Earned compensation,
              restricted stock                            -            -       1,126
            Director Stock options exercised              -            -         426
            Net proceeds from sale of
              preferred stock in excess of
              par value                                   -            -      72,360
            Exchange or conversion of shares     (3,635,114)      (3,635)          -

            Balance 12/31/93                    $         -      $     -    $212,799























                 Total shares of Common Stock outstanding as of December 31, 1993 are reduced to 8,579,767 shares by 3,606,400 shares of
          treasury stock acquired  with the acquisition  of Amoskeag.   The
          $117.2  million   cost  of  the  treasury   stock  reduces  total
          shareowners' equity.

          (11)  Pro Forma Earnings Information (unaudited)

               On November 24, 1993 the Company acquired 3,606,400 shares of common stock as treasury shares with the acquisition of Amoskeag and sold 1.5 million shares of $3 Series A Convertible Preferred Stock in a private offering for $72.4 million. On July 30, 1993 the Company sold its carpet and rug operations for approximately $120 million after income taxes and expenses. Income from continuing operations was reduced $6.1 million in 1993 by a $10 million pre-tax restructuring charge and $1.4 million by an income tax adjustment for the increase in federal income tax rates. Set forth below are unaudited proforma earnings per share assuming the transactions had occurred as of the beginning of 1993 and excluding the non-recurring items incurred during 1993:

                                                        Primary              Fully Diluted
                Income from continuing operations
                  before accounting changes              $2.15                   $1.97
                Average common shares
                  outstanding (thousands)                8,477                  13,866

            The computation of proforma income per share includes dividends on the 1.5 million shares of preferred stock, reduced interest expense from reducing the revolving credit facility by $120 million from the net proceeds from the sale of the carpet and rug operations, and increased interest from additional borrowings under the revolving credit facility of $68 million for the
          acquisition  of Amoskeag.    Historical  income  from  continuing
          operations before the non-recurring items was $22.5 million, or $1.88 per primary share and $1.82 on a fully diluted basis.

          (12)  Employee Pension and Savings Plans

             The Company has trusteed pension plans covering essentially all employees. The plans provide pension benefits that are based on the employees' compensation and service. The Company's policy is to fund amounts required by applicable regulations.

             Pension expense amounted to $13.2 million in 1993, $6.1 million in 1992 and $7.6 million in 1991. Net pension expense for 1993, 1992 and 1991 consisted of the following components:

                                                                1993      1992      1991
            Service cost (benefits earned during the
              period)                                          $ 8,802   $ 8,631   $ 8,781
            Interest cost on projected benefit obligation       15,124    13,938    12,674
            Actual return  on assets                                   (20,985)    (5,161)
            (32,091)
            Net amortization and deferral                        4,023   (11,293)   18,194
            Curtailment and special termination benefits         6,263         -         -

            Net pension cost                                   $13,227   $ 6,115   $ 7,558

          During 1993 the Company recognized a curtailment loss with the sale of its carpet and rug division and special termination benefits from a voluntary early retirement program.

          The table below sets  forth the plans' funded status  at December
          31:

                                                             1993
            1992

                                                Assets Exceed      Accumulated      Assets
            Exceed
                                                 Accumulated           Benefits
            Accumulated
                                                  Benefits      Exceed Assets     Benefits

            Projected benefit obligation:
            Vested benefits                      $64,460          $148,022        $167,235
            Non-vested benefits                    2,559             6,255           7,599

            Accumulated benefit obligation        67,019           154,277         174,834
            Additional amounts related to
             projected compensation levels             -             6,801          11,352

            Total  projected benefit obligation     67,019               161,078
            186,186
            Plan assets at fair value,
             primarily publicly traded stocks
             and bonds                                 69,266            144,164
            184,057

            Plan assets over (under) projected
             benefit obligation                       2,247             (16,914)
            (2,129)
            Unrecognized  net (gain) loss            13,293               19,917
            15,346
            Unrecognized net  transition assets     (2,747)                (854)
            (4,624)
            Unrecognized  prior service cost            158               3,552
            5,198
            Adjustment required to recognize
             minimum liability                          -           (15,814)
            -

             Net pension asset (liability)
             recognized in the Consolidated
             Statement of Financial  Position      $12,951            $(10,113)          $
            13,791

            Assumptions used in determining the funded status of the pension plans were as follows:

                                                      1993        1992       1991
            Discount rate                             7.25%        8.25%      8.5%
            Increase in compensation levels            4.5%         5.5%       5.5%
            Expected long-term rate of return
             on assets                                   9%           9%         9%







                 For the pension plan with accumulated benefits in excess of assets at December 31, 1993, the Consolidated Statement of Financial Position reflects an additional pension liability of $15.8 million, a long-term intangible asset of $3.6 million and a reduction of shareowners' equity of $7.5 million, net of deferred tax benefits.
               The Company also sponsors employee savings plans which cover
          substantially all employees.   The Company amended  the plans for
          1993 to provide a Company match of 70% of employee contributions up to two percent of compensation and a match of 20% of employee
          contributions  for the  next two  percent  of compensation.   The
          matching formula may be changed yearly at the discretion of the Company. The match is contributed quarterly in Common Stock of
          the Company.   Expense of the  Company match was $3.0  million in
          1993.

          (13)  Postretirement Health Care and Life Insurance Benefits

               The Company adopted FAS 106, "Employers' Accounting for Postretirement Benefits other than Pensions", effective January 1, 1993. The cumulative effect on prior years of the accounting change was charged to income in 1993 which resulted in a pre-tax charge of $35.1 million and reduced net income by $21.8 million, or $1.86 per share.
               The Company provides medical insurance premium assistance and life insurance benefits to retired employees. The medical premium assistance payments are at a fixed dollar amount based on the retiree's years of service. Essentially all of the Company's employees become eligible for these benefits when they reach retirement age while working for the Company. The Company's policy is to fund the plans as benefits are paid.
               The table below sets forth the plans' combined status at December 31:

                                                       1993               1992
            Accumulated postretirement
            benefit obligation -
              Retirees                                $24,224            $23,452
              Fully eligible active participants        9,897             10,273
              Other active participants                 6,298              6,477
              Total                                    40,419             40,202

            Plan assets                                     -                  -
            Accumulated postretirement
            benefit obligations in excess
            of plan assets at December 31              40,419             40,202
            Unrecognized net gain (loss)               (2,163)                 -
            Transition obligation recognized
              January 1, 1993 as a cumulative
              effect of an accounting change                -            (35,123)
            Accrued postretirement benefit cost
              recognized in the Consolidated
              Statement of Financial Position
              at December 31                          $38,256            $ 5,079

            The   discount  rate   used   in  determining   the   accumulated
          postretirement benefit obligation  was 7.25% as  of December  31,
          1993  and 8.25%  as  of  December  31,  1992.    Medical  premium
          assistance payments are at a fixed dollar amount based on the retiree's years of service and, therefore, the plan is not affected by a health care cost trend rate assumption.
                                          21

          Net periodic postretirement benefit cost for 1993 included the following components:

             Service Cost (benefits earned during the period)          $  974
             Interest cost on projected benefit obligation              3,033
             Net amortization and deferral                                (93)
             Curtailment gain                                          (1,850)

               Net periodic postretirement benefit cost               $ 2,064

                 During 1993 the Company recognized a curtailment gain with the sale of its carpet and rug division.
               Prior to 1993, the expense associated with these benefits was recognized on a cash basis when the benefits were paid. The payments amounted to $6.2 million in 1992 and $5.0 million in 1991.

          (14) Income taxes
             The Company adopted FAS 109, "Accounting for Income Taxes", effective January 1, 1993. The cumulative effect on prior years of the accounting change was charged to net income in 1993 which reduced net income by $48.5 million, or $4.13 per share.
             The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to
          an  asset  and  liability  approach.    Previously,  the  Company
          deferred the past income tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred income
          tax  liabilities  and   assets  for  the   expected  future   tax
          consequences  of  temporary   differences  between  the  carrying
          amounts and the tax bases of assets and liabilities.
             Under  FAS 109,  assets and  liabilities acquired  in purchase
          business  combinations  are  assigned  their  fair  values,   and
          deferred  taxes are provided for  the lower or  higher tax bases.
          Under APB 11, values  were assigned net-of-tax.  In  adopting FAS
          109, the Company adjusted the carrying amounts of assets and liabilities acquired in the Cannon and Bigelow acquisitions in 1986 and reduced deferred income tax liabilities to reflect the then current federal tax rate of 34% as opposed to the higher federal tax rates that were in effect when the deferred taxes originated. The carrying amounts have subsequently been adjusted to reflect the increase in the federal tax rate to 35%.
             At December 31, 1993, the Company had $51.3 million of deferred tax assets and $101.3 million of deferred income tax liabilities which have been netted for presentation purposes.
          The significant components of these amounts as shown on the balance sheet are as follows:

                                                                12/31/93

                                                       Current            Noncurrent
                                                      Liability           Liability
               Depreciation                           $     -             $51,805
               Inventory Valuation                     35,961
               Deferred compensation                       95              (1,659)
               Accruals and allowances                (16,952)            (12,294)
               Operating loss and tax credit
                 carryover                             (4,305)                  -
               Other                                        -              (2,670)
                   Total deferred tax liabilities     $14,799             $35,182

             The provision for income taxes for continuing operations included in the Consolidated Statement of Income and Retained Earnings consisted of the following:

                                                   1993         1992        1991
            Current
              Federal                             $ 5,483      $ 7,408     $1,000
              State                                 1,130          952         -
            Deferred
              Federal                               4,605        1,741        818
              State                                   695          785        361

            Total income taxes on
              income from continuing operations
              before extraordinary charge and
              accounting charges                  $11,913      $10,886     $2,179

          A tax benefit of $3.2 million was recognized on the $8.4 million pre-tax charge for early retirement of debt occurring in 1992.

          The income tax effect of items which altered the Company's effective income tax rate from the statutory federal rate were as follows:

                                          1993                 1992
                                     Amount  Percent      Amount Percent
          Tax at statutory rate     $ 9,408    35.0%     $ 9,035    34.0%
          State taxes, net            1,186     4.4        1,147     4.3
          Basis adjustments in
            acquired companies            -       -          612     2.3
          Effect of tax rate change   1,400     5.2            -       -
          Other                         (81)    (.3)          92      .4

          Net taxes                 $11,913    44.3%     $10,886    41.0%

                                          1991
                                     Amount  Percent
          Tax at statutory rate       $1,215   34.0%
          State taxes, net                82    2.3
          Basis adjustments in
            acquired companies           612   17.1
          Effect of tax rate change        -      -
          Other                          270    7.6

          Net taxes                   $2,179   61.0%










          Prior to the adoption of FAS 109, the tax effects of timing differences were as follows:

                                                        1992               1991
            Depreciation                             $ 2,515            $  2,808
            Deferred compensation                       (129)                327
            Accruals and allowances                   (1,339)              2,132
            Accruals related to
              acquisitions                                 -               1,227
            Increase (reduction) in
              deferred taxes due to net
              operating loss and tax
              credit carryovers                          586                (867)
            Alternative minimum tax                        -              (4,526)
            Other                                        893                  78

            Total deferred tax provision              $2,526             $ 1,179

            The Company has an alternative minimum tax credit carryforward of $4.3 million which may be carried forward indefinitely.

































          REPORT OF INDEPENDENT AUDITORS

          The Shareowners and
          Board of Directors of
          Fieldcrest Cannon, Inc.

          We have audited the accompanying consolidated statement of financial position of Fieldcrest Cannon, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We  conducted our  audits in  accordance with  generally accepted
          auditing  standards.   Those standards  require that we  plan and
          perform the audit  to obtain reasonable  assurance about  whether
          the financial statements are  free of material misstatement.   An
          audit includes examining,  on a test  basis, evidence  supporting
          the  amounts and  disclosures in  the  financial statements.   An
          audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating
          the overall financial  statement presentation.   We believe  that





          our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Fieldcrest Cannon, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

          As explained in Notes 13 and 14 to the consolidated financial statements, effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                                   ERNST & YOUNG
          Greensboro, North Carolina
          January 28, 1994








                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (as amended October 6, 1994)



          (a) 1.
          and 2. Financial statements and financial statement schedules

                The financial statements and schedules listed in the accompanying index to financial statements are filed as part of this annual report.

             3. Exhibits

                The  exhibits  listed as  applicable  on  the  accompanying
                Exhibit Index at page 32 are filed as part of this annual report. Exhibit numbers (10)1. through (10)12. represent





                management contracts or compensatory plans or arrangements required to be filed as an exhibit by Item 601 of Regulation S-K.

          (b) Reports on Form 8-K

             None.



























                               FIELDCREST CANNON, INC.
                            INDEX TO FINANCIAL STATEMENTS

                          AND FINANCIAL STATEMENT SCHEDULES
                                  (Item 14(a) 1 & 2)





                                                                 Page
          Numbers
                                                                 to this
                                                                 Amended
          Form
                                                                 10-K

          Consolidated statement of financial position at            10
          December 31, 1993 and 1992

          Consolidated statement of income and retained               9
          earnings for each of the three years in the period ended December 31, 1993

          Consolidated statement of cash flows for each              11
          of the three years in the period ended
          December 31, 1993
          Notes to consolidated financial statements                12-23

          Report of independent auditors                             24


          Schedules for each of the three years in the period ended December 31, 1993:

             V - Consolidated plant and equipment                     27

            VI - Consolidated accumulated depreciation of             28
                 plant and equipment

            IX - Short-term borrowings                                29

             X - Supplementary income statement information           30

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



                                        FIELDCREST CANNON, INC.
                             SCHEDULE V - CONSOLIDATED PLANT AND EQUIPMENT

                                            (In Thousands)

                                             Balance at                                  Balance
            at
                                             Beginning of      Additions    Retirements    Close
            of
                     Classification              Year          at Cost     or Sales         Year

            Year Ended December 31, 1993:





                Land                            $  8,408          $      76    $  (2,506)      $
            5,978

                Buildings                         230,491              3,299       (52,381)
            181,409

                Equipment                         447,274             11,558       (92,499)
            366,333

                Plant Additions in  Process      11,931              9,882         (3,106)
            18,707

                  Total                            $698,104            $24,815     $(150,492)(1)
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

          Depreciation is  provided on  a straight-line basis  on estimated





          useful lives; buildings  - 15 to  33 years; equipment  - 5 to  15 years.



                               FIELDCREST CANNON, INC.
                 SCHEDULE VI - CONSOLIDATED ACCUMULATED DEPRECIATION
                                OF PLANT AND EQUIPMENT

                                    (In Thousands)





                                    Balance at     Additions                  Balance at
                                    Beginning of    Charged    Retirements    Close of
          Classification                Year       to Income    or Sales         Year
    Year Ended December 31, 1993:

        Buildings                   $ 95,170       $ 8,945     $(20,183)      $ 83,932

        Equipment                    230,502        25,093      (61,377)       194,218

          Total                     $325,672       $34,038     $(81,560)(1)   $278,150


    Year Ended December 31, 1992:

        Buildings                   $ 88,206       $ 9,115     $ (2,151)       $ 95,170

        Equipment                    211,799        27,901       (9,198)        230,502

           Total                    $300,005       $37,016     $(11,349)       $325,672


    Year Ended December 31, 1991:

        Buildings                   $ 81,871       $ 9,015     $(2,680)        $ 88,206

        Equipment                    190,104        27,136      (5,441)         211,799

           Total                    $271,975       $36,151     $(8,121)        $300,005



    (1)      In 1993 the Company sold its carpet and rug operations.




















                                        FIELDCREST CANNON, INC.
                                  SCHEDULE IX - SHORT-TERM BORROWINGS
                             YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                            (In Thousands)

                                                                    Maximum
                                                                     amount
                                                                 outstanding at
                                                  Balance at      any month-end
                                                    end of         during the
                                                    period           period
                                    (1)            Notes payable to lenders   :
                 1993                              $     -0-          $174,550
                 1992                              $ 14,056           $175,638
                 1991                              $165,564           $165,564

                                                   Average             Weighted
                                                    amount              average
                                                 outstanding           interest
                                                  during the         rate during
                                                  period (2)        the period (2)
                                    (1)
            Notes payable to lenders   :
                     1993                           $32,804              6.12%
                     1992                           $57,312              6.46%
                     1991                           $36,654              8.54%

          (1) Notes payable represent seasonal borrowing requirements during the year under the Company's revolving credit facility and





          during 1993 and 1992 bank borrowings to finance the purchase of raw cotton and wool. The revolving credit facility is also utilized for long-term financing. Effective May 6, 1992, the Company obtained a new revolving credit facility which allowed the Company to borrow up to $235 million through January 3, 1996. The Company elected to reduce the facility to $150 million from $235 million in November 1993 because of reduced borrowing requirements. The new facility replaced a $235 million bank term debt agreement that would have matured December 31, 1992. Accordingly, borrowings under the revolving credit facility were classified as long-term debt in 1993 and 1992 and as short-term debt in 1991. Interest rates on the revolving term debt were, at the Company's option, at the prime rate fixed by The First National Bank of Boston plus 1%, or at a Euromarket-based rate plus 2.5%. The average interest rate on the revolving term debt was 6.3% on December 31, 1993.

          (2) The average amount outstanding during the period was computed by averaging the month-end balances during the year. The weighted average interest rate was computed by dividing the interest expense by the average daily amount outstanding.

                               FIELDCREST CANNON, INC.
               SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                     YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                    (In Thousands)





                                              Charged to Costs and Expenses

                                                1993         1992
          1991
          Advertising Costs                       $16,547     $17,652
          $17,625


          Maintenance and  repairs               $20,892      $19,555
          $16,890


          Depreciation and amortization of
            intangible assets, preoperating
            costs  and similar deferrals          (1)         (1)
          (1)





          Taxes, other than payroll and
            income taxes                          (1)         (1)
          (1)


          Royalties                               (1)         (1)
          (1)


          (1) Less than 1% of total sales










                                      SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                 FIELDCREST CANNON, INC.


                                                 By: /s/ Thomas R.  Staab
                                                     Thomas R. Staab
                                                     Vice President and
                                                     Chief         Financial
          Officer



          October 5, 1994

















                           EXHIBIT INDEX TO
                           ANNUAL REPORT ON FORM 10-K FOR
                           FIELDCREST CANNON, INC.
                           FOR THE YEAR ENDED DECEMBER 31, 1993

                                                     Page Number
          Exhibit                                    or Incorporation
          Number     Description                     by Reference to

            (3)   1. Restated Certificate of         Exhibit 3-1 to
                     Incorporation, as amended       the Registrant's
                     to date.                        Registration
                                                     Statement on
                                                     Form S-3 filed on
                                                     February 18, 1994.

                  2. Amended and Restated By-Laws    Exhibit 3-1 to
                     of the Registrant as amended    Report on
                     to November 24, 1993.           Form 8-K Filed on
                                                     December 9, 1993.

            (4)   1. Rights Agreement, dated as of   Exhibit 1 to the
                     November 24, 1993, between the  Registrant's
                     Registrant and The First        Registration
                     National Bank of Boston,        Statement on Form
                     which includes as Exhibit A     filed December
                     the Form of Rights Certificate  3, 1993.
                     of Designations, as Exhibit B the
                     Form of Rights Certificate, and
                     as Exhibit C the Summary
                     of Rights to Purchase Preferred Stock.

                  2. Indenture dated as of March 15, Exhibit 4.9 to the
                     1987, relating to the           Registrant's
                     Registrant's 6% Convertible     Registration
                     Subordinated Debentures due     Statement on Form
                     2012 between the Registrant     S-3
                     and Wachovia Bank and Trust     (No. 33-12436)
                     Company, N.A., including        filed on
                     the form of debenture.          March 6, 1987.

                  3. Indenture dated as of June 1,   Exhibit 4.7 of
                     1992 relating to the Senior     Amendment No. 1
                     Subordinated Debentures Due     to the Registrant's
                     2004, between the Registrant    Registration
                     and First Union National        Statement on Form S-
                     Bank, as Trustee, including     3 (No. 33-47348)
                     the form of debenture.          filed on June 3,
                                                     1992.

                  4. Amended and Restated Revolving  Exhibit 4-4 to
                     Credit Agreement dated as of    Report on Form
                     March 10, 1994, by and among    10-K for the fiscal
                     the Registrant, The First       year ending
                     National Bank of Boston as      December 31, 1993
                     agent, Continental Bank N.A.,   filed on March 30,
                     Philadelphia National Bank,     1994.
                     and First Union National Bank
                     of North Carolina, as lead managers,
                     and certain lenders.
                                          32

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

                                                     Page Number
          Exhibit                                    or Incorporation
          Number   Description                       by Reference to

          (10)    1. Amended and Restated Director   Exhibit A to the
                     Stock Option Plan of the        Registrant's proxy
                     Registrant approved by the      statement for the
                     stockholders of the Corporation annual meeting of
                     on April 28, 1992.              shareowners held
                                                     on April 28, 1992.

                  2. Stock Option Agreement between  Exhibit 4.1 to the
                     the Registrant and James M.     Registrant's
                     Fitzgibbons dated as of         Registration
                     September 11, 1991.             Statement on Form
                                                     S-8 filed on
                                                     December 23, 1991.

                  3. Employee Retention Agreement    Exhibit 10.2 to
                     between the Registrant and      Report on Form 10-

                     James M. Fitzgibbons effective  Q for the quarter
                     as of July 9, 1993.             ended September
                                                     30, 1993.

                  4. Employment Agreement between    Exhibit 10-2 to
                     the Registrant and Charles G.   Report on Form 10-
                     Horn dated as of January 1,     K for fiscal year
                     1988.                           ending December
                                                     31, 1988.

                  5. Instrument of Amendment dated   Exhibit 10-3 to
                     October 23, 1989, between the   Report on Form 10-
                     Registrant and Charles G. Horn, K for fiscal year
                     amending Exhibit 10-4 above.    ending December
                                                     31, 1989.

                  6. Instrument of Amendment dated   Exhibit 10.1 to
                     July 23, 1993 by and between    Report on Form 10-
                     the Registrant and Charles G.   Q for the quarter
                     Horn, amending the employment   ended September
                     agreement between the           30, 1993.
                     Registrant and Charles G. Horn
                     as of January 1, 1988.

                  7. Employee Retention Agreement    Exhibit 10.4 to
                     between the Registrant and      Report on Form
                     Chris L. Kametches effective    10-Q for the quarter
                     as of July 9, 1993.             ended September
                                                     30, 1993.
                                          33


                                                     Page Number
          Exhibit                                    or Incorporation
          Number  Description                        by Reference to

                  8. Instrument of Amendment dated   Exhibit 10.5 to
                     July 29, 1993 between the       Report on Form 10-
                     Registrant and Chris L.         Q for the quarter
                     Kametches, amending Exhibit     ended September
                     10.7 above.                     30, 1993.

                  9. Employee Retention Agreement    Exhibit 10-9 to
                     between the Registrant and      Report on Form
                     Robert E. Dellinger effective   10-K for fiscal
                     as of July 9, 1993.             year ending
                                                     December 31, 1993
                                                     filed on
                                                     March 30, 1994.

                10. Instrument of Amendment dated    Exhibit 10-10 to
                     July 29, 1993 between the       Report on Form 10-
                     Registrant and Robert E.        K for fiscal year
                     Dellinger, amending Exhibit     ending December
                     10.9 above.                     31, 1993
                                                     filed on
                                                     March 30, 1994.

                11. Form of Employee Retention       Exhibit 10.6 to
                     Agreement between the           Report on Form 10-
                     Registrant and other executive  Q for the quarter

                     officers of the Registrant      ended September
                     effective as of July 9, 1993.   30, 1993.

                12. Form of Instrument of            Exhibit 10.7 to
                     Amendment dated July 29, 1993   Report on Form 10-
                     between the Registrant and      Q for the quarter
                     other executive officers        ended September
                     of the Registrant, amending     30, 1993.
                     Exhibit 10.11 above.

            (11)  Computation of Primary and         35 - 37
                  Fully Diluted Net Income (Loss)
                  per Share.

            (13)  1993 Annual Report to Shareowners. Exhibit 13 to
                                                     Report  on Form 10-K
                                                     for the fiscal year
                                                     ending December 31,
                                                     1993 filed on
                                                     March 30, 1994.

            (21)  Subsidiaries of the Registrant.    38

            (23)  Consent of independent auditors.   39




                                          34



                                                                         Exhibit 11

                 Computation of Primary and Fully Diluted Net Income (Loss) Per Share

                                                 For the three months      For the twelve months
                                                  ended December 31         ended December 31
                                                 1993           1992       1993            1992

    Average shares outstanding               10,665,320    11,974,055     11,709,355    11,233,615

    Add shares assuming exercise of
     options reduced by the number
     of shares which could have been
     purchased with the proceeds from
     exercise of such options                    20,779        11,823         23,150        11,846

    Average shares and equivalents
     outstanding, primary                    10,686,099    11,985,878     11,732,505    11,256,461

    Average shares outstanding               10,665,320    11,974,055     11,709,355    11,244,615

    Add shares giving effect to
     the conversion of the
     convertible subordinated
     debentures                               2,824,859     2,824,859         (1)        2,824,859

    Add shares giving effect to the
     conversion of the convertible
     preferred stock                          1,054,131             -         (1)                -

    Add shares assuming exercise of
     options reduced by the number of
     shares which could have been
     purchased with the proceeds from
     exercise of such options                    20,111        12,741          23,921       13,204

    Average shares and equivalents
     outstanding, assuming full dilution     14,564,421    14,811,655      11,733,276   14,082,678

    Primary Earnings

     Income from continuing operations
      before extraordinary charge
      and accounting changes                $ 8,670,000   $ 5,801,000    $ 14,966,000  $15,690,000

     Income from discontinued
      operations                                      -     2,026,000       3,201,000    4,739,000

     Gain from disposition of
      discontinued operations                         -             -       9,207,000            -
     Extraordinary charge                             -             -               -
    (5,179,000)

     Cumulative effect of accounting
      changes                                         -             -     (70,305,000            -


                                                  35
     Net income (loss)                      $ 8,670,000   $ 7,827,000    $(42,931,000  $15,250,000

     Preferred dividends                       (463,000)            -        (463,000)           -

     Earnings (loss) on Common              $ 8,207,000   $ 7,827,000    $(43,394,000) $15,250,000






                                                  35



                                                                            Exhibit 11

           Computation of Primary and Fully Diluted Net Income (Loss) Per Share (continued)



                                               For the three months         For the twelve months
                                                ended December 31            ended December 31
                                               1993           1992          1993           1992
    Primary earnings (loss) per share

     Income from continuing operations
      before extraordinary charge
      and accounting changes                $       .77   $        .48   $       1.24  $      1.39

     Income from discontinued
      operations                                      -            .17            .27          .42

     Gain from disposition of
      discontinued operations                         -              -            .78            -

     Extraordinary charge                             -              -              -
    (.46)

     Cumulative effect of accounting
      changes                                         -              -          (5.99)           -

     Net income (loss)                      $       .77    $       .65   $      (3.70)  $     1.35

    Fully Diluted Earnings
     Income from continuing operations
      before extraordinary charge
      and accounting change                 $ 8,207,000    $ 7,827,000   $ 14,503,000  $15,690,000

    Add convertible subordinated
     debenture interest, net of taxes         1,144,000      1,163,000         (1)       4,650,000

    Add convertible preferred
     dividends                                  463,000              -         (1)               -

    Income from continuing operations
     before extraordinary charge and
     accounting changes as adjusted           9,814,000      6,964,000     14,503,000   20,340,000

    Income from discontinued
     operations                                       -      2,026,000      3,201,000    4,739,000

    Gain from disposition of
     discontinued operations                          -              -      9,207,000            -

    Income before extraordinary charge
     and accounting changes                   9,814,000      8,990,000     26,911,000   25,079,000

    Extraordinary charge                              -              -              -
    (5,179,000)

    Cumulative effect of accounting
     changes                                          -              -    (70,305,000            -

    Net income (loss)                       $ 9,814,000    $ 8,990,000   $(43,394,000) $19,900,000



                                                                                        Exhibit 11



           Computation of Primary and Fully Diluted Net Income (Loss) Per Share (continued)



                                               For the three months         For the twelve months
                                                ended December 31            ended December 31
                                               1993           1992          1993           1992

    Fully diluted earnings (loss)
     per share

     Income before extraordinary charge
      and accounting change                 $       .67    $      .61         (2)      $      1.78


     Extraordinary charge                             -             -          -            (2)

     Cumulative effect of accounting
      change                                          -             -         (2)            -

     Net income (loss)                      $       .67    $      .61         (2)      $    (2)



          (1) The assumed conversion of the Registrant's Convertible Subordinated Debentures and Convertible Preferred Stock for the twelve months ended December 31, 1993 would have an anti-dilutive effect for the computation of earnings per share; therefore conversion has not been assumed for these periods.

          (2) Fully diluted net income per share for the twelve months ended December 31, 1993 and 1992 are not presented as effects are anti-dilutive.


                                          37



                                                                 Exhibit 21



                            Subsidiaries of the Registrant



          All of the subsidiaries of the Registrant, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

                                                                 Exhibit 23




                           CONSENT OF INDEPENDENT AUDITORS


          We consent to the use of our report dated January 28, 1994, incorporated by reference in the Annual Report on Form 10-K of Fieldcrest Cannon, Inc. for the year ended December 31, 1993 with respect to the consolidated financial statements, as amended, included in this Form 10-K/A.

          Our audits also included the financial statement schedules of Fieldcrest Cannon, Inc. listed in the accompanying index to financial statements. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

          We also consent to the incorporation by reference in the Registration Statements (Form S-8, Nos. 33-44703 and 33-44705 and Form S-3, No. 33-52325) pertaining to the Director Stock Option Plan of Fieldcrest Cannon, Inc., and James M. Fitzgibbons and the $3.00 Series A Convertible Preferred Stock, respectively, and in the related Prospectuses of our report dated January 28, 1994, with respect to the consolidated financial statements and schedules of Fieldcrest Cannon, Inc. included in this Form 10-K/A for the year ended December 31, 1993.





                                          ERNST & YOUNG







          Greensboro, North Carolina
          September 30, 1994