Form 10-Q/A
period 1994-03-31
FIELDCREST CANNON INC
filed 1994-10-06
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549

                                       FORM 10-Q/A


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

          Registrant's telephone number, including area code 910-627-3000




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

                       ____________________________________________

                                                        Total pages   8




     PART 1. FINANCIAL INFORMATION (as amended October 3, 1994 to revise the consolidated statement of financial position and consolidated statement of cash flows)

     FIELDCREST CANNON, INC.
     Consolidated statement of financial position
     ___________________________________________________________________________
                                                     March 31,     December 31,
     Dollars in thousands                              1994           1993
     Assets
     __________________________________________________________________________
     Cash                                            $  4,713       $  3,865
     Accounts receivable net, principally trade       146,598        164,419
     Inventories (note 3)                             243,428        209,834
     Net assets held for sale                          31,739         32,536
     Other prepaid expenses and current assets          3,211          2,491
     Total current assets                             429,689        413,145
     Plant and equipment, net                         290,064        294,277
     Deferred charges and other assets                 32,450         33,024
     Total assets                                    $752,203       $740,446
     =========================================================
     Liabilities and shareowners' equity
     Accounts and drafts payable                      $49,283        $61,365
     Federal and state income taxes                     2,961            262
     Deferred income taxes                             13,355         14,799
     Accrued liabilities                               69,201         65,996
     Current portion of long-term debt                  2,900          8,397
     Total current liabilities                        137,700        150,819
     Senior long-term debt                            102,816         84,611
     Subordinated long-term debt                      210,000        210,000
     Total long-term debt                             312,816        294,611
     Deferred income taxes                             37,611         35,182
     Other non-current liabilities                     64,976         66,504
     Total liabilities                                553,103        547,116
     Shareowners' equity:
       Preferred Stock, $.01 par value,
       10,000,000 authorized, 1,500,000 issued
       and outstanding March 31, 1994 and
       December 31, 1993 (aggregate liquidation
       (preferrence of $75,000)                            15             15

       Common Stock, $1 par value,
       25,000,000 authorized, 12,277,552 issued
       March 31, 1994 and 12,186,167
       December 31, 1993                               12,278         12,186

       Additional paid in capital                     214,106        212,799
       Minimum pension liability adjustment            (7,480)        (7,480)
       Retained earnings                               97,406         93,035
       Excess purchase price for Common Stock
         acquired and held in treasury -
         3,606,400 shares                            (117,225)      (117,225)
     Total shareowners' equity                        199,100        193,330
     Total liabilities and shareowners' equity       $752,203       $740,446
     /TABLE

                                See accompanying notes
                                         (2)

   FIELDCREST CANNON, INC.
   Consolidated statement of income and retained earnings

                                                                  Three Months
                                                                 ended March 31
   Dollars in thousands, except per share data                1994          1993
   ______________________________________________________________________________
   Net sales                                               $232,285     $203,940
   Cost of sales                                            194,893      167,081
   Selling, general and administrative                       22,344       24,959
   ______________________________________________________________________________
   Total operating costs and expenses                       217,237      192,040
   ______________________________________________________________________________
   Operating income                                          15,048       11,900
   ______________________________________________________________________________
   Other deductions (income):
     Interest expense                                         5,848        7,548
     Other, net                                                 115            1
   ______________________________________________________________________________
   Total other deductions                                     5,963        7,549
   ______________________________________________________________________________
   Income from continuing operations before
      income taxes and accounting changes                     9,085        4,351
   Federal and state income taxes                             3,589        1,669
   _______________________________________________________________________________
   Income from continuing operations before
      accounting changes                                      5,496        2,682
   Income from discontinued operations                            -        1,050
   Cumulative effect of accounting changes                        -      (70,305)
   _______________________________________________________________________________
   Net income (loss)                                           5,496     (66,573)
   Preferred dividends                                        (1,125)          -
   _______________________________________________________________________________
   Earnings (loss) on common                                   4,371     (66,573)
   _______________________________________________________________________________
   Amount added to (subtracted from) retained earnings         4,371     (66,573)
   Retained earnings, beginning of period                     93,035     136,429
   _______________________________________________________________________________
   Retained earnings, end of period                          $97,406     $69,856
   ==========================================================================
   Income (loss) per commmon share:
   Income from continuing operations
      before accounting changes                              $   .51     $   .22
   Income from discontinued operations                             -         .09
   Cumulative effect of accounting changes                         -       (5.86)
   _______________________________________________________________________________
   Net income (loss) per common share                        $   .51     $ (5.55)
   Fully diluted income (loss) per common share              $   .47     $     -
   _______________________________________________________________________________
   Average primary shares outstanding                      8,623,723  11,999,731
   Average fully diluted shares outstanding               14,015,890  11,999,831
   /TABLE

                                See accompanying notes
                                         (3)


     FIELDCREST CANNON, INC.
     Consolidated statement of cash flows

                                                           Three Months
                                                          ended March 31
     Dollars in thousands                               1994            1993
     _______________________________________________________________________________
     Increase (decrease) in cash
     Cash flows from operating activities:
     Net income (loss)                               $  5,496       $(66,573)
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Cumulative effect of accounting changes                -         70,305
     Income from discontinued operations                    -         (1,050)
     Depreciation and amortization                      7,588          7,917
     Deferred income taxes                              2,429          1,197
     Other                                                231             99
     Change in current assets and liabilities, excluding
        effects of disposition of discontinued operations:
       Accounts receivable                             17,821         28,172
       Inventories                                    (33,594)       (49,059)
       Other prepaid expenses and current assets         (720)           795
       Accounts payable and accrued liabilities        (8,877)        (3,226)
       Federal and state income taxes                   2,699          1,128
       Deferred income taxes                           (1,444)        (2,544)
     ___________________________________________________________________________
     Net cash provided by (used in)
         continuing operating activities               (8,371)       (12,839)
     ___________________________________________________________________________
     Cash used in discontinued operations                   -         (5,342)
     ___________________________________________________________________________
     Net cash provided by (used in)
         operating activities                          (8,371)       (18,181)
     ___________________________________________________________________________
     Cash flows from investing activities:
     Additions to plant and equipment                  (3,339)        (1,011)
     Proceeds from disposal of plant and equipment        178          8,407
     Proceeds from net assets held for sale               797             -
     ___________________________________________________________________________
     Net cash provided by (used in)
         investing activities                          (2,364)         7,396
     ___________________________________________________________________________
     Cash flows from financing activities:
     Increase in revolving debt and
       other short-term debt                           18,840         14,048
     Proceeds from issuance of common stock                 -             39
     Payments on long-term debt                        (6,132)        (2,843)
     Dividends paid                                    (1,125)             -
     ___________________________________________________________________________
     Net cash provided by financing activities         11,583         11,244
     ___________________________________________________________________________
     Net increase in cash                                 848            459
     ___________________________________________________________________________
     Cash at beginning of year                          3,865          4,665
     ___________________________________________________________________________
     Cash at end of period                           $  4,713       $  5,124




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

                                             March 31,        March 31,
             (In thousands)                   1994             1993
             Finished goods                $132,259         $110,223
             Work in process                 74,614           65,025
             Raw materials and supplies      36,555           34,586

                                           $243,428         $209,834

             At March 31, 1994 approximately 78% of the inventories were valued on the last-in, first-out method (LIFO).








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


          Changes in Results of Operations


          Quarter Ended March 31, 1994 vs. Quarter Ended March 31, 1993

          Net sales  from continuing operations  for the  first quarter  of
          1994 were $232.3 million compared to $203.9 million in the first quarter of 1993, an increase of 14%. The $28.4 million increase includes $4 million of Caldwell branded towel sales in Canada, a
          line of towels acquired in March 1993.   The increase in revenues
          was due primarily  to increased volume.   Average selling  prices
          were lower in the first quarter of 1994 than in the first quarter of 1993 due to continued competitive pressures on selling prices.


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

          The effective income tax was 39.5% for the first quarter of 1994 compared to 38.4% for the first quarter of 1993. The increase results from the increase in the federal statutory income tax rate from 34% to 35% which was enacted in the third quarter of 1993.

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

          Net income for the first quarter of 1994 was $5.5 million, or $.51 per common share, compared to a loss of $66.6 million, or $5.55 per common share, in the first quarter of 1993.








                                         (7)











                                 S I G N A T U R E S

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

















          Date:  October 3, 1994










                                         (8)