Form 10-Q/A
period 1994-06-30
FIELDCREST CANNON INC
filed 1994-10-06
CIK 35469

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

                      Number of shares outstanding    July 31, 1994
                           Common Stock              8,704,885



                                                        Total Pages  9


          PART 1. FINANCIAL INFORMATION (as amended October 6, 1994 to revise the consolidated statement of financial position and consolidated statement of cash flows)

      FIELDCREST CANNON, INC.
      Consolidated statement of financial position

                                                                June 30,          December 31,
      Dollars in thousands                                        1994                1993
      Assets
      Cash                                                      $  4,701          $  3,865
      Accounts receivable net, principally trade                 152,746           164,419
      Inventories (note 3)                                       254,883           209,834
      Net assets held for sale                                    31,191            32,536
      Other prepaid expenses and current assets                    3,278             2,491

      Total current assets                                       446,799           413,145
      Plant and equipment, net                                   290,849           294,277
      Deferred charges and other assets                           32,164            33,024
      Total assets                                              $769,812          $740,446

      Liabilities and shareowners' equity
      Accounts and drafts payable                                $55,988           $61,365
      Federal and state income taxes                               2,688               262
      Deferred income taxes                                       18,461            14,799
      Accrued liabilities                                         57,613            65,996
      Current portion of long-term debt                            2,150             8,397
      Total current liabilities                                  136,900           150,819

      Senior long-term debt                                      119,938            84,611
      Subordinated long-term debt                                210,000           210,000
      Total long-term debt                                       329,938           294,611
      Deferred income taxes                                       33,185            35,182
      Other non-current liabilities                               64,080            66,504
      Total liabilities                                          564,103           547,116
      Shareowners' equity:
        Preferred Stock, $.01 par value,
        10,000,000 authorized, 1,500,000 issued
        and outstanding June 30, 1994 and
        December 31, 1993 (aggregate liquidation
        preference of $75,000)                                        15                15

        Common Stock, $1 par value,
        25,000,000 authorized, 12,311,285 issued
        June 30, 1994 and 12,186,167
        December 31, 1993                                         12,311            12,186

        Additional paid in capital                               215,123           212,799
        Minimum pension liability adjustment                      (7,480)           (7,480)
        Retained earnings                                        102,965            93,035
      Excess purchase price for Common Stock
          acquired and held in treasury -
          3,606,400 shares                                      (117,225)         (117,225)
      Total shareowners' equity                                  205,709           193,330
      Total liabilities and shareowners' equity                 $769,812          $740,446
      /TABLE

                                        See accompanying notes
                                                  (2)






   FIELDCREST CANNON, INC.
   Consolidated statement of income and retained earnings

   <CAPTION

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
   Fully diluted income (loss)
      per common share                    $    .56  $   .55       $   1.03  $     -


   Average primary shares outstanding     8,693,930 12,107,973      8,658,828  12,053,853
   Average fully diluted shares
      outstanding                         14,082,915 14,936,485     14,049,404  14,880,588










                               See accompanying notes

                                         (3)





      FIELDCREST CANNON, INC.
      Consolidated statement of cash flows

                                                                       Six  Months
                                                                      ended June 30
      Dollars in thousands                                         1994            1993
      Increase (decrease) in cash
      Cash flows from operating activities:
      Net income (loss)                                         $ 12,180          $(59,481)
      Adjustments to reconcile net income to
         net cash provided by operating activities:
      Cumulative effect of accounting changes                          -            70,305
      Income from discontinued operations                              -            (4,021)
      Depreciation and amortization                               15,119            16,279
      Deferred income taxes                                       (1,997)            1,768
      Other                                                          471             1,019
      Change in current assets and liabilities, excluding
         effects of disposition of discontinued operations:
         Accounts receivable                                      11,673            (8,355)
         Inventories                                             (45,049)          (30,744)
         Other prepaid expenses and current assets                  (787)            1,363
         Accounts payable and accrued liabilities                (13,760)          (13,389)
         Federal and state income taxes                            2,426            (3,624)
         Deferred income taxes                                     3,662             1,278

      Net cash (used in) continuing
           operating activities                                  (16,062)          (27,602)
      Cash used in discontinued operations                             -           (10,177)

      Net cash provided by (used in)
        operating activities                                     (16,062)          (37,779)
      Cash flows from investing activities:
      Additions to plant and equipment                           (12,441)           (3,390)
      Proceeds from disposal of plant and equipment                1,084             9,042
      Proceeds from net assets held for sale                       1,345                 -
      Net cash provided by (used in)
           investing activities                                  (10,012)            5,652


      Cash flows from financing activities:
      Increase in revolving debt and
         other short-term debt                                    39,612            38,225
      Proceeds from issuance of common stock                          80                39
      Payments on long-term debt                                 (10,532)           (5,789)
      Dividends paid                                              (2,250)                -

         Net cash provided by financing activities                26,910            32,475

      Cash used in discontinued operations                             -           (10,177)

      Net increase in cash                                           836               348

      Cash at beginning of year                                    3,865             4,665

      Cash at end of period                                     $  4,701          $  5,013










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

          3.  Inventories


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















                                         (5)




                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Changes in Financial Condition

          The  Company's debt  (including short-term  borrowings) increased
          $29.1 million during the  first six months of 1994.   Inventories
          increased $45.0 million due to normal seasonal inventory build-up and  to meet anticipated higher customer orders for the last half
          of the year.   Decreases in accounts receivable of  $11.7 million
          and cash flows from other operating activities provided the remaining cash necessary to fund the inventory build-up. Capital expenditures totaled $12.4 million for the first six months of 1994 compared to $3.4 million for the first six months of 1993.
          At  June 30, 1994,  approximately $34.0 million  of the Company's
          $150 million revolving credit facility was available and unused. Capital expenditures for 1994 are expected to be approximately
          $50 million compared to $21.6 million in 1993. Included in the 1994 expenditures is the start of a $90 million capital project


          for a new weaving plant at the Company's Columbus, Ga./ Phoenix City, Ala. towel mill. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations, borrowings under the Company's revolving credit facility, and, possibly, the sale of long-term debt or equity securities.

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

          Income from continuing operations was $6.7 million, or $.64 per common share after preferred dividends, in the second quarter of


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

          Net income for the first six months of 1994 was $12.2 million, or $1.15 per common share after preferred dividends, compared to a loss of $59.5 million, or $4.93 per common share, in the first six months of 1993.












































                                         (8)













                                 S I G N A T U R E S

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               FIELDCREST CANNON, INC.
                                                (Registrant)






                                         BY: (signed) T. R. Staab
                                             T. R. Staab
                                             Vice President
                                             and Chief Financial Officer













          Date:  October 6, 1994









                                         (9)