Form 10-Q
period 1994-09-30
FIELDCREST CANNON INC
filed 1994-11-10
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549

                                        FORM 10-Q


          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended      September 30, 1994

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

                      Number of shares outstanding October 31, 1994
                           Common Stock              8,727,690



                                                        Total Pages 12
                                                        Exhibit Index Page 10



                           PART 1.   FINANCIAL INFORMATION

     FIELDCREST CANNON, INC.
     Consolidated statement of financial position

                                                  September 30,   December 31,
     Dollars in thousands                              1994           1993

     Assets

     Cash                                            $  3,945       $  3,865
     Accounts receivable net, principally trade       168,938        164,419
     Inventories (note 3)                             247,468        209,834
     Net assets held for sale                          31,380         32,536
     Other prepaid expenses and current assets          3,288          2,491

     Total current assets                             455,019        413,145
     Plant and equipment, net                         296,929        294,277
     Deferred charges and other assets                 30,691         33,024
     Total assets                                    $782,639       $740,446


     Liabilities and shareowners' equity
     Accounts and drafts payable                     $ 53,121       $ 61,365
     Federal and state income taxes                     3,498            262
     Deferred income taxes                             21,508         14,799
     Accrued liabilities                               62,845         65,996
     Current portion of long-term debt                  1,800          8,397
     Total current liabilities                        142,772        150,819

     Senior long-term debt                            119,188         84,611
     Subordinated long-term debt                      210,000        210,000
     Total long-term debt                             329,188        294,611
     Deferred income taxes                             33,885         35,182
     Other non-current liabilities                     62,842         66,504
     Total liabilities                                568,687        547,116

     Shareowners' equity:
       Preferred Stock, $.01 par value,
       10,000,000 authorized, 1,500,000 issued
       and outstanding September 30, 1994 and
       December 31, 1993 (aggregate liquidation
       preference of $75,000)                              15             15

       Common Stock, $1 par value,
       25,000,000 authorized, 12,334,090 issued
       September 30, 1994 and 12,186,167
       December 31, 1993                               12,334         12,186

       Additional paid in capital                     215,992        212,799
       Minimum pension liability adjustment            (7,480)        (7,480)
       Retained earnings                              110,316         93,035
       Excess purchase price for Common Stock
         acquired and held in treasury -
         3,606,400 shares                            (117,225)      (117,225)
     Total shareowners' equity                        213,952        193,330
     Total liabilities and shareowners' equity       $782,639       $740,446
     /TABLE

                                See accompanying notes
                                         (2)


   FIELDCREST CANNON, INC.
   Consolidated statement of income and retained earnings

                                                       For the three  months   For
   the nine months
   Dollars in thousands,                 ended September 30    ended September 30
   except per share data                     1994      1993         1994      1993

   Net sales                             $279,283   $256,710   $766,364  $717,175
   Cost of sales                          235,025    213,755    644,248   598,052
   Selling, general and administrative     24,092     25,484     70,069    75,751
   Restructuring charges (note 4)               -     10,000          -    10,000
   Total operating costs and expenses     259,117    249,239    714,317   683,803
   Operating income                        20,166      7,471     52,047    33,372
   Other deductions (income):
     Interest expense                       5,776      6,457     17,287    21,624
     Other, net                               495       (636)       898    (1,046)
   Total other deductions                   6,271      5,821     18,185    20,578
   Income from continuing operations
     before income taxes,
     and accounting changes                13,895      1,650     33,862    12,794
   Federal and state income taxes           5,419      2,157     13,206     6,498
   Income (loss) from continuing
    operations before accounting changes    8,476       (507)    20,656     6,296
   Income (loss) from discontinued
     operations                                 -       (820)         -     3,201
   Gain from disposition of discontinued
     operations                                 -      9,207          -     9,207
   Cumulative effect of accounting
     changes                                    -          -          -   (70,305)
   Net income (loss)                        8,476      7,880     20,656   (51,601)
   Preferred dividends                     (1,125)         -     (3,375)        -
   Earnings (loss) on Common                7,351      7,880     17,281   (51,601)
   Amount added to (subtracted from)
     retained earnings                      7,351      7,880     17,281   (51,601)
   Retained earnings, beginning
     of period                            102,965     76,948     93,035   136,429
   Retained earnings, end of period      $110,316    $84,828   $110,316  $ 84,828

   Income (loss) per common share:

   Income from continuing operations
     before accounting changes           $    .84    $  (.04)   $  1.99   $   .52
   Income (loss) from discontinued
     operations                                 -       (.07)         -       .27
   Gain from disposition of
     discontinued operations                    -        .76          -       .76
   Cumulative effect of accounting
     changes                                    -          -          -     (5.82)
   Net income (loss) per
     common share                        $    .84    $   .65     $ 1.99   $ (4.27)
   Fully diluted income (loss)
     per common share                    $    .68    $   .60     $ 1.71   $     -
   Average primary shares outstanding     8,722,222    12,136,219    8,679,958  12,081,307


   Average fully diluted shares
     outstanding                             14,111,662    14,961,078   14,070,155  12,082,559

                               See accompanying notes
                                         (3)

     FIELDCREST CANNON, INC.
     Consolidated statement of cash flows

                                                           Nine  Months
                                                       ended  September  30
     Dollars in thousands                               1994          1993
     Increase (decrease) in cash
     Cash flows from operating activities:
     Net income (loss)                               $  20,656      $(51,601)
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Cumulative effect of accounting changes                 -        70,305
     Income and gain on sale
        from discontinued operations                         -       (12,408)
     Depreciation and amortization                      22,473        23,899
     Deferred income taxes                              (1,297)       (6,404)
     Other                                               1,932        11,829
     Change in current assets and liabilities,
        excluding effects of disposition
        of discontinued operations:
       Accounts receivable                              (4,519)       (8,856)
       Inventories                                     (37,634)      (30,872)
       Other prepaid expenses and current assets          (797)         (580)
       Accounts payable and accrued liabilities        (11,395)       (1,591)
       Federal and state income taxes                    3,236        10,771
       Deferred income taxes                             6,709         1,772
       Net assets of discontinued operations                 -       (10,705)

     Net cash (used in) continuing
         operating activities                             (636)       (4,441)
     Cash (used in) discontinued operations                  -       (17,405)
     Net cash (used in) operating activities              (636)      (21,846)

     Cash flows from investing activities:
     Additions to plant and equipment                  (26,672)       (7,328)
     Proceeds from disposal of plant and equipment       1,547        10,565
     Proceeds from net assets held for sale              1,156             -
     Proceeds from disposition of
        discontinued operations                              -        139,167

     Net cash provided by (used in)
         investing activities                          (23,969)      142,404

     Cash flows from financing activities:
     Increase (decrease) in revolving debt
       and other short-term debt                        29,062      (112,674)
     Proceeds from issuance of common stock                 80            39
     Proceeds from issuance of long-term debt           10,000             -
     Payments on long-term debt                        (11,082)       (8,240)
     Dividends paid                                     (3,375)            -
     Net cash provided by (used in)
         financing activities                           24,685      (120,875)



     Net increase (decrease) in cash                        80          (317)

     Cash at beginning of year                           3,865         4,665

     Cash at end of period                           $   3,945      $  4,348
                                See accompanying notes
                                         (4)


                               FIELDCREST CANNON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1994



     1.  Basis of Presentation

         The consolidated financial statements are unaudited. In the opinion of management all adjustments, consisting only of normal recurring items, have been made which are necessary to show a fair presentation of the financial position of the Company at September 30, 1994 and the related results of operations for the three and nine months ended September 30, 1994 and 1993. The unaudited consolidated financial statements should be read in conjunction with Form 10-K for the year ended December 31, 1993.

     2.  Income Per Common Share

         Reference is made to Exhibit 11 to this Form 10-Q for a computation of primary and fully-diluted net income per share.

     3.  Inventories

         Inventories are classified as follows:

                                      September 30,            December 31,
          (In thousands)                  1994                     1993
         Finished goods                  $134,691                $110,223
         Work in process                   76,997                  65,025
         Raw materials and supplies        35,780                  34,586

                                         $247,468                $209,834


         At September 30, 1994 approximately 77% of the inventories were valued on the last-in, first-out method (LIFO).


     4. Concurrent with the purchase of the capital stock of Amoskeag Company the Company implemented a number of programs in 1993 to reduce overhead and cut costs. As a result of this process, restructuring charges were incurred in 1993 which reduced pre-tax operating income by $10 million. The restructuring charges include $8 million for the cost of a voluntary early retirement program which was accepted by 184 employees and severance for additional staff reductions, and $2 million for


         direct non-recurring expenses incurred by the Company in evaluating the purchase of the capital stock of Amoskeag Company. These expenses did not contribute to the ultimate consummation of the tender offer to acquire Amoskeag Company. These charges reduced net income by $6.1 million, or $.50 per primary share, in the third quarter of 1993.



                                         (5)




                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Changes in Financial Condition

          The Company's debt increased $28.0 million during the first nine months of 1994. Inventories increased $37.6 million due to normal seasonal inventory build-up and to meet anticipated higher customer orders for the last quarter of the year. Cash flows from other operating activities provided the cash necessary to fund the inventory build-up. Capital expenditures totaled $26.7 million for the first nine months of 1994 compared to $7.3 million for the first nine months of 1993. Capital expenditures for 1994 are expected to be approximately $50 million compared to $21.6 million in 1993. Included in the 1994 expenditures is the start of a $90 million capital project for a new weaving plant at the Company's Columbus, Ga./ Phoenix City, Ala. towel mill. At September 30, 1994, approximately $34 million of the Company's $150 million revolving credit facility was available and unused. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations, borrowings under the Company's revolving credit facility, and, possibly, the sale of long-term debt or equity securities.

          On June 24, 1994, the Company entered into a letter of intent to sell the Bangor and Aroostock Railroad Company. At this time no definitive agreement has been signed and no assurances can be given that such an agreement will be reached. If such sale is consummated, proceeds will be used to reduce borrowings under the revolving credit facility.


          Changes in Results of Operations

          Quarter Ended September 30, 1994 vs. Quarter Ended
          September 30, 1993

          Net sales from continuing operations in the third quarter of 1994 were $279.3 million compared to $256.7 million in the third quarter of 1993, an increase of 8.8%. The increase was due primarily to higher unit shipments to all major distribution channels and to a lesser extent to price increases implemented during the third quarter.

          Selling, general and administrative expenses decreased as a percentage of sales from 9.9% to 8.6% in the third quarter of 1994 compared to the same quarter of 1993. The decrease was due


          primarily to reduced costs resulting from the voluntary early retirement program implemented in late 1993, lower bad debt expense and a decrease in other selling expenses. See Note 4 to Notes to Consolidated Financial Statements.






                                         (6)
          Operating income as a percentage of sales increased to 7.2% in the third quarter of 1994 from 6.8% in the third quarter of 1993 before the $10 million of restructuring charges. The improvement resulted primarily from the increase in net sales and lower selling, general and administrative expenses.

          Interest expense was $.7 million less in the third quarter of 1994 primarily due to the reduction of debt with the proceeds from sale of the carpet and rug division in July 1993.

          Income taxes for the third quarter of 1993 include $1.4 million of expense resulting from the increase in the federal statutory income tax rate from 34% to 35%.

          Income from continuing operations was $8.5 million, or $.84 per common share after preferred dividends, in the third quarter of 1994 compared to a loss of $.5 million, or $.04 per common share, in the third quarter of 1993. Without the adjustment for the non-recurring $10 million restructuring charge ($6.1 million after-tax), and the $1.4 million increase in income taxes, income from continuing operations for 1993 would have been $7.0 million, or $.58 per share.


          Nine Months Ended September 30, 1994 vs. Nine Months Ended September 30, 1993

          Net sales from continuing operations for the first nine months of 1994 were $766.4 million compared to $717.2 million for the corresponding period last year, an increase of 7%. The increase was due primarily to increased volume and to a lesser extent to price increases implemented during the third quarter of 1994. The price increases reflect recent increases in cotton and polyester market prices and other cost increases.

          Selling, general and administrative expenses decreased as a percentage of sales from 10.6% to 9.1% in the first nine months of 1994 compared to the same period of 1993. The decrease was due primarily to reduced costs resulting from the voluntary early retirement program implemented in late 1993, lower bad debt expense and a decrease in other selling expenses. See Note 4 to Notes to Consolidated Financial Statements.

          Operating income as a percentage of sales increased to 6.8% in the first nine months of 1994 from 6.0% in the first nine months of 1993 before the $10 million of restructuring charges. The improvement resulted primarily from the lower selling, general and administrative expenses and higher mill activity levels.

          Interest expense was $4.3  million less in the first  nine months


          of 1994 primarily due to the reduction of debt with the proceeds from sale of the carpet and rug division in July 1993 and lower borrowing rates.

          Income taxes for 1993 include $1.4 million of expense resulting from the increase in the federal statutory income tax rate from 34% to 35%.



                                         (7)

          Income from continuing operations before accounting changes was $20.7 million, or $1.99 per common share after preferred dividends, in the first nine months of 1994 compared to $6.3 million, or $.52 per common share, in the first nine months of 1993. Without the adjustment for the non-recurring $10 million restructuring charge ($6.1 million after-tax) and the $1.4 million increase in income taxes, income from continuing operations for 1993 would have been $13.8 million, or $1.14 per share.


          Effective January 1, 1993, the Company adopted FAS 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and FAS 109, "Accounting for Income Taxes". The cumulative effect of the accounting changes reduced net income for the first nine months of 1993 by $70.3 million, or $5.82 per common share, but had no cash impact.

          Net income for the first nine months of 1994 was $20.7 million, or $1.99 per common share after preferred dividends, compared to a loss of $51.6 million, or $4.27 per common share, in the first nine months of 1993.





                             PART II.  OTHER INFORMATION

                               FIELDCREST CANNON, INC.



          Item 6.  Exhibits and Reports on Form 8-K

            (a)    Exhibits

                   11. Computation of Primary and Fully Diluted Net Income (Loss) Per Share.

            (b)    Reports on Form 8-K

                   The  Registrant   did  not  file  any   reports  to  the
          Commission
                   on Form 8-K for the quarter ended September 30, 1994.












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






                                               FIELDCREST CANNON, INC.
                                                (Registrant)






                                         BY: (signed) T. R. Staab
                                             T. R. Staab
                                             Vice President
                                             and Chief Financial Officer













          Date:  November 10, 1994










                                         (9)






                                  EXHIBIT INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q FOR
                               FIELDCREST CANNON, INC.
                      FOR THE QUARTER ENDED SEPTEMBER 30, 1994





   Exhibit                                                             Page
   Number                        Description                           Number


     (11)                Computation of Primary and Fully
                         Diluted Net Income (Loss) Per Share            11-12














                                        (10)

                                                                                        Exhibit 11
                 Computation of Primary and Fully Diluted Net Income (Loss) Per Share

                                             For the three months        For the nine months
                                             ended September 30           ended September 30
                                             1994          1993           1994          1993
   Average shares outstanding              8,705,138     12,113,115      8,661,091     12,057,367

   Add shares assuming exercise of
     options reduced by the number
     of shares which could have been
     purchased with the proceeds from
     exercise of such options                 17,084         23,104         18,867         23,940

   Average shares and equivalents
     outstanding, primary                  8,722,222     12,136,219      8,679,958     12,081,307

   Average shares outstanding              8,705,138     12,113,115      8,661,091     12,057,367

   Add shares giving effect to the
     conversion of the convertible
     subordinated debentures               2,824,859      2,824,859      2,824,859         (1)

   Add shares giving effect to the
     conversion of the convertible
     preferred stock                       2,564,100              -      2,564,100             -

   Add shares assuming exercise of
     options reduced by the number
     of shares which could have been
     purchased with the proceeds from
     exercise of such options                  17,565        23,104         20,105         25,192

   Average shares and equivalents
     outstanding, assuming full
     dilution                              14,111,662    14,961,078     14,070,155     12,082,559

   Primary Earnings

     Income (loss) from continuing operations
      before accounting changes           $ 8,476,000   $  (507,000)      $20,656,000 $ 6,296,000

     Income (loss) from discontinued
      operations                                    -      (820,000)                -   3,201,000
     Gain from disposition of
      discontinued operations                       -     9,207,000                 -   9,207,000

     Cumulative effect of accounting
      changes                                       -             -                 -
   (70,305,000)

     Net income (loss)                    $ 8,476,000   $ 7,880,000       $ 2 0 , 6 5 6 , 0 0 0
   $(51,601,000)

     Preferred dividends                   (1,125,000)            -        (3,375,000)           -


     Earnings (loss) on Common            $ 7,351,000   $ 7,880,000       $ 1 7 , 2 8 1 , 0 0 0
   $(51,601,000)














                                                 (11)

                                                                                        Exhibit 11
           Computation of Primary and Fully Diluted Net Income (Loss) Per Share (continued)
                                             For the nine months             For the nine months
                                              ended September 30              ended September 30
                                             1994           1993             1994           1993
   Primary earnings (loss) per share

     Income (loss) from continuing
      operations before charge
      and accounting changes              $      .84    $     (.04)   $     1.99    $        .52

     Income (loss) from discontinued
      operations                                   -          (.07)            -             .27

     Gain from disposition of
      discontinued operations                      -           .76             -             .76

     Cumulative effect of
      accounting changes                           -             -              -          (5.82)

     Net income (loss)                    $      .84    $      .65    $      1.99   $      (4.27)

   Fully Diluted Earnings

     Income (loss) from continuing
      operations before
      accounting change                   $7,351,000    $ (507,000)   $17,281,000   $  6,296,000

   Add convertible subordinated
     debenture interest, net of taxes      1,144,000     1,144,000      3,431,000         (1)
   Add convertible preferred dividends     1,125,000             -      3,375,000              -

   Income from continuing operations
     before accounting changes
     as adjusted                           9,620,000       637,000     24,087,000      6,296,000

   Income (loss) from discontinued
     operations                                    -      (820,000)             -      3,201,000

   Gain from disposition of
     discontinued operations                       -     9,207,000              -      9,207,000

   Cumulative effect of accounting
     changes                                       -             -              -    (70,305,000)

   Net income (loss)                      $9,620,000    $9,024,000    $24,087,000   $(51,601,000)

   Fully diluted earnings (loss)
     per common share

   Income before accounting changes       $      .68    $      .60    $      1.71   $       1.55

   Cumulative effect of accounting
      changes                                      -             -              -        (3)

   Net Income (loss)                      $      .68    $      .60(2) $      1.71   $    (3)

          (1)  The  assumed  conversion  of  the  Registrant's  Convertible
               Subordinated Debentures for  the nine months ended September
               30,  1993  would  have  an  anti-dilutive  effect   for  the
               computation of  earnings per  share; therefore  exercise has not been assumed for this period.
          (2)  Fully diluted income  per share  from continuing  operations for  the  three  months  ended  September  30,  1993 is  not presented as effects are anti-dilutive.
          (3)  Fully diluted net income per share for the nine months ended
               September  30,  1993 is  not  presented as  effect is  anti-
               dilutive.
                                        (12)