Form 10-K405
FIELDCREST CANNON INC
filed 1995-03-30
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-K
 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended December 31, 1994
                                     OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the  transition period from                    to
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

      $3.00 Series A Convertible
      Preferred Stock, $.01 Par Value     The Nasdaq SmallCap Market

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


The aggregate market value of voting stock held by non-affiliates of the registrant was $184,363,769 as of March 1, 1995.

               NUMBER OF SHARES OUTSTANDING AT MARCH 1, 1995

                 Common Stock      8,823,852

                    DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates information by reference from the annual report to shareowners for the year ended December 31, 1994. Part III incorporates information by reference from the proxy statement for the annual meeting of shareowners to be held on April 24, 1995.

                                              Total pages   71

                                              Exhibit Index page 13

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

    In 1994 nearly all of the registrant's total sales were comprised of home furnishings products. Approximately 90% of the Company's 1994 net sales were from sales of products carrying the registrant's principal brand names of "Fieldcrest," "Royal Velvet," "Charisma," "St. Marys," "Cannon," "Monticello," "Royal Family," and "Caldwell"; the remaining 10% were from sales of private label products.

    On November 24, 1993 a newly formed and wholly owned subsidiary of the Company completed a tender offer for all of the outstanding shares of Amoskeag Company ("Amoskeag") for a cash price of $40 per share, or an aggregate of approximately $141.9 million including certain costs. The acquisition has been accounted for as a purchase by the Company for the net assets of Amoskeag held for sale at their net realizable values and as the purchase of treasury stock. Amoskeag owned 3,606,400 shares of the Company's common stock which was assigned a cost of $117.2 million after an allocation of $24.7 million to the net assets of Amoskeag. The operating assets of Amoskeag consist primarily of the Bangor and Aroostook Railroad ("BAR") and certain real estate properties. During 1994 the BAR's operating income of $3 million was excluded from the Company's consolidated income statement and $1.6 million of interest costs of the Company were allocated to the assets held for sale. On March 17, 1995 the Company sold the BAR for approximately $20 million of cash and $8 million of note receivables.

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

   Customers
    The registrant's customers consist principally of department stores, chain stores, specialty stores, mass merchants, warehouse clubs, other retail outlets and institutional, government and contract accounts. For the year ended December 31, 1994, the Company's five largest customers accounted for approximately 38% of net sales. Sales to one customer (Wal-Mart Stores and its affiliates) represented 18.3% of total sales of the Company. Although management of the Company believes that the Company's relationship with Wal-Mart is excellent and the loss of this customer is unlikely, the loss of Wal-Mart as a customer would have a material adverse effect on the Company's business. No other single customer accounted for more than 10% of net sales in 1994.

   Order Backlog

    The registrant had normal unfilled order backlogs as of December 31, 1994 and 1993 amounting to approximately $94 million and $87 million, respectively. The majority of these unfilled orders are shipped during the first quarter of the subsequent fiscal year.

    The increase in unfilled orders in 1994 compared to 1993 is believed to be primarily due to the timing of new orders. Unfilled orders have become less of an indicator of future sales as customers have trended toward placing orders as stock is required. Many orders are placed using electronic data interchange, and the Company has filled such orders on a quick response basis.

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

   Employees

    Total employment of the Company and its subsidiaries was 13,926 as of December 31, 1994. Approximately 29% of the Company's hourly employees are subject to collective bargaining agreements with the Amalgamated Clothing and Textile Workers Union or the United Textile Workers of America.

   Foreign Sales
    The registrant is not currently engaged in significant operations in foreign countries. Approximately 6% of the registrant's consolidated net sales were exported to foreign customers in 1994 and 1993.

   Item 2.  Properties

   The registrant has 19 principal manufacturing plants, all located in the United States; 13 are in North Carolina, 1 in South Carolina, 1 in
   Georgia, 3 in Alabama and 1 in Virginia. In addition, there are 22 warehousing and distribution centers located in the manufacturing states, plus Texas and California. The manufacturing/warehousing and distribution centers aggregate a floor area of approximately 17,281,000 square feet. All of the facilities are owned except: (1) 2 locations totaling approximately 618,000 square feet, title to which is held by the Development Authorities that issued the Industrial Development Bonds which were issued to finance the facilities; and (2) 5 locations, totaling approximately 415,000 square feet, where the machinery and equipment is owned and the buildings are under a long-term lease. Title to the facilities financed by Industrial Revenue Bonds as described above will be transferred to the registrant upon the retirement of such bonds. Such facilities therefore are accounted for as being owned by the registrant.

   The registrant owns corporate administrative buildings in Eden, North Carolina, which contain approximately 96,000 square feet. The principal marketing headquarters and certain executive offices (totaling approximately 64,000 square feet) are located in New York City under long-term leases.

   All other properties owned or controlled by the registrant aggregate approximately 500,000 square feet and are used for miscellaneous support services or for sales and marketing.

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

           Identification of Executive Officers of the Registrant



                                                                      Date from
                                                                   Which Officers
                       Age at                                       Have Served in
Name                  3/31/95       Positions Held                 Present Capacities
James M. Fitzgibbons    60       Chairman of the Board          Chairman of the Board and
                                 and Chief Executive Chief      Executive Officer: 1990
                                 Officer and Director           Director: 1985

Chris L. Kametches      59       Senior Vice President          Senior Vice President: 1990

Robert E. Dellinger     50       Vice President                 Vice President: 1989

M. Kenneth Doss         55       Vice President                 Vice President: 1988
                                 and Secretary                  General Counsel: 1985
                                                                Secretary: 1986

Kevin M. Finlay         45       Vice President                 Vice President: 1993

Osborne L. Raines       54       Vice President                 Vice President: 1985

Thomas R. Staab         52       Vice President and             Vice President: 1992
                                 Chief Financial Officer        Chief Financial Officer: 1994

Clifford D. Paulsen     51       Controller                     Controller: 1992

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

                                  PART II

Item 5. Market  for the Registrant's Common  Stock and Related  Stockholder
Matters

Incorporated by reference from the market and dividend data section of the 1994 Annual Report to Shareowners, page 22.

Item 6. Selected Financial Data

Selected financial and statistical data for the years 1990 to 1994 appearing in the line items "Net sales", "Income (loss) from continuing operations", "Per share of common stock: Primary income (loss) from continuing operations" and "Fully diluted income (loss)", "Total assets", "Long-term obligations" and "Dividends" are incorporated by reference from the 1994 Annual Report to Shareowners, page 39.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference from the 1994 Annual Report to Shareowners, pages 19 through 22.

Item 8. Consolidated Financial Statements and Supplementary Data

Incorporated by reference from the 1994 Annual Report to Shareowners, pages 23 through 38.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.
                                                                     Page 8

                                  PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Registrant

Information regarding the Directors is incorporated herein by reference from the registrant's proxy statement for the annual meeting of shareowners to be held on April 24, 1995, pages 2 and 3.

For  information regarding  the Executive  Officers of the  registrant, see
Part I at page 7.

Item 11. Executive Compensation

Incorporated herein by reference from sections of the registrant's proxy statement for the annual meeting of shareowners to be held on April 24, 1995 entitled "Compensation of Directors", pages 6 and 7 and "Executive Compensation", pages 7 through 14.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the section of the registrant's proxy statement for the annual meeting of shareowners to be held on April 24, 1995 entitled "Security Ownership", pages 4 through 6.


Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference from the registrant's proxy statement for the annual meeting of shareowners to be held April 24, 1995, pages 7 and 8, entitled "Executive Compensation".


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

(b) Reports on Form 8-K

   None.
                                                                     Page 9

                          FIELDCREST CANNON, INC.

                       INDEX TO FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES

                             (Item 14(a) 1 & 2)





                                                          Page Numbers of the
                                                           Annual report to
                                                             Shareowners

Consolidated statement of financial position at                 25
December 31, 1994 and 1993

Consolidated statement of income and retained earnings          24
for each of the three years in the period ended
December 31, 1994

Consolidated statement of cash flows for each of the            26
three years in the period ended December 31, 1994

Notes to consolidated financial statements                      27-37

Report of independent auditors                                  38




     No schedules are filed because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The consolidated financial statements listed in the above index which are included in the Annual Report to Shareowners of Fieldcrest Cannon, Inc. for the year ended December 31, 1994 are hereby incorporated by reference. With exception of the pages listed in the above index and the Items referred to in Part II, Items 5, 6, 7 and 8, the 1994 Annual Report to Shareowners is not to be deemed filed as part of this report.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIELDCREST CANNON, INC.


     March 8, 1995                     By:/s/ James M. Fitzgibbons
                                          James. M. Fitzgibbons, Chairman of
                                          the Board of Directors and Chief
                                          Executive Officer (Principal
                                          Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.





/s/ James. M. Fitzgibbons                                 March 8, 1995
James M. Fitzgibbons, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)



/s/ M. Kenneth Doss                                       March 8, 1995
M. Kenneth Doss
Vice President and Secretary





/s/ Thomas R. Staab                                       March 8, 1995
Thomas R. Staab
Vice President and Chief Financial Officer
(Principal Financial Officer)



/s/ Clifford D. Paulsen                                   March 8, 1995
Clifford D. Paulsen
Controller (Principal Accounting Officer)



/s/ Tom H. Barrett                                        March 8, 1995
Tom H. Barrett
Director

/s/ William E. Ford                                       March 8, 1995
William E. Ford
Director



/s/ John C. Harned                                        March 8, 1995
John C. Harned
Director



/s/ S. Roger Horchow                                      March 8, 1995
S. Roger Horchow
Director



/s/ Charles G. Horn                                       March 8, 1995
Charles G. Horn
Director



/s/ W. Duke Kimbrell                                      March 8, 1995
W. Duke Kimbrell
Director


/s/ C. J. Kjorlien                                        March 8, 1995
C. J. Kjorlien
Director

                              EXHIBIT INDEX TO

                       ANNUAL REPORT ON FORM 10-K FOR
                          FIELDCREST CANNON, INC.

                    FOR THE YEAR ENDED DECEMBER 31, 1994


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

          4. Amended and Restated Revolving Credit                       Exhibit 4-4 to Report
             Agreement dated as of March 10, 1994 by and                 on Form 10-K for
             among the Registrant, The First National Bank               fiscal year ending
             of Boston as agent, Continental Bank N.A.,                  December 31, 1993.
             Philadelphia National Bank, and First Union
             National Bank of North Carolina, as lead
             managers, and certain lenders.

          5. First Amendment to the Restated Revolving                   17-22
             Credit Agreement dated as of March 10, 1994 by
             and among the Registrant, The First National
             Bank of Boston as agent, Continental Bank N.A.,
             Philadelphia National Bank, and First Union
             National Bank of North Carolina, as lead
             managers, and certain lenders.



          6. Second Amendment to the Restated Revolving                  23-33
             Credit Agreement dated as of March 10, 1994 by
             and among the Registrant, The First National
             Bank of Boston as agent, Continental Bank N.A.,
             Philadelphia National Bank, and First Union
             National Bank of North Carolina, as lead
             managers, and certain lenders.

          7. Third Amendment to the Restated Revolving                   34-45
             Credit Agreement dated as of March 10, 1994 by
             and among the Registrant, The First National
             Bank of Boston as agent, Continental Bank N.A.,
             Philadelphia National Bank, and First Union
             National Bank of North Carolina, as lead
             managers, and certain lenders.




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

          9. Employee Retention Agreement between the                    Exhibit 10.9 to Report
             Registrant and Robert E. Dellinger effective                on Form 10-K for fiscal
             as of July 9, 1993.                                         year ending December 31,
                                                                         1993.

         10. Instrument of Amendment dated July 29, 1993                 Exhibit 10.10 to Report
             between the Registrant and Robert E. Dellinger,             on Form 10-K for fiscal
             amending Exhibit 10.9 above.                                year ending December 31,
                                                                         1993.





         11. Form of  Employee Retention Agreement between               Exhibit 10.6 to Report
             the Registrant and other executive officers of              on Form 10-Q  for the
             the Registrant effective as of July 9, 1993.                quarter ended September
                                                                         30, 1993.

         12. Form of Instrument of Amendment dated July 29,              Exhibit 10.7 to Report
             1993 between the Registrant and other executive             on Form 10-Q for the
             officers of the Registrant, amending Exhibit 10.11          quarter ended September
             above.                                                      30, 1993.

  (11)   Computation of Primary and Fully Diluted Net Income             46 - 48
         (Loss) per Share.

  (13)   1994 Annual Report to Shareowners.                              49 - 69

  (21)   Subsidiaries of the Registrant.                                    70

  (23)   Consent of independent auditors.                                   71



