Form 10-Q
period 1995-03-31
FIELDCREST CANNON INC
filed 1995-05-10
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549

                                        FORM 10-Q

          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       March 31, 1995

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

Number of shares outstanding    April 30, 1995
Common Stock                8,846,959


                                                        Total pages 10
                                                        Exhibit Index page 9

                            PART 1. FINANCIAL INFORMATION

     FIELDCREST CANNON, INC.
     Consolidated statement of financial position

                                                     March 31,   December 31,
     Dollars in thousands                              1995         1994
     Assets
     Cash                                            $  4,312      $  5,885
     Accounts receivable                              170,128       170,001
     Inventories (note 3)                             263,611       213,994
     Net assets held for sale                               -        24,000
     Other prepaid expenses and current assets          3,527         3,793
     Total current assets                             441,578       417,673
     Plant and equipment, net                         322,261       314,726
     Deferred charges and other assets                 61,128        50,266

     Total assets                                    $824,967      $782,665


     Liabilities and shareowners' equity

     Accounts and drafts payable                     $ 54,989        55,533
     Federal and state income taxes                     4,018         2,268
     Deferred income taxes                             19,651        21,988
     Accrued liabilities                               69,381        53,958
     Current portion of long-term debt                  1,118         1,465
     Total current liabilities                        149,157       135,212
     Senior long-term debt                            132,291       107,744
     Subordinated long-term debt                      210,000       210,000
     Total long-term debt                             342,291       317,744
     Deferred income taxes                             43,471        42,859
     Other non-current liabilities                     54,896        55,648
     Total liabilities                                589,815       551,463

     Shareowners' equity:
     Preferred Stock, $.01 par value,
     10,000,000 authorized, 1,500,000 issued
     and outstanding March 31, 1995 and
     December 31, 1994 (aggregate liquidation
     preference of $75,000)                                15            15

     Common Stock, $1 par value,
     25,000,000 authorized, 12,458,819 issued
     March 31, 1995 and 12,360,252
     December 31, 1994                                 12,459        12,360

     Additional paid in capital                       218,185       216,772
     Retained earnings                                121,718       119,280
     Excess purchase price for Common Stock
       acquired and held in treasury -
       3,606,400 shares                              (117,225)     (117,225)

     Total shareowners' equity                        235,152       231,202
     Total liabilities and shareowners' equity       $824,967      $782,665

     /TABLE

                                See accompanying notes
                                         (2)



   FIELDCREST CANNON, INC.
   Consolidated statement of income and retained earnings

                                                         Three Months
                                                         ended March 31
   Dollars in thousands, except per share data             1995         1994
   Net sales                                             $257,009     $232,285

   Cost of sales                                          214,025      194,893
   Selling, general and administrative                     26,702       22,344
   Restructuring charges                                    3,924            -

   Total operating costs and expenses                     244,651      217,237

   Operating income                                        12,358       15,048

   Other deductions (income):
     Interest expense                                       6,802        5,848
     Other, net                                              (144)         115

   Total other deductions                                   6,658        5,963

   Income before income taxes                               5,700        9,085
   Federal and state income taxes                           2,137        3,589

   Net Income                                               3,563        5,496
   Preferred dividends                                     (1,125)      (1,125)

   Earnings on common                                       2,438        4,371

   Amount added to retained earnings                        2,438        4,371
   Retained earnings, beginning of period                 119,280       93,035

   Retained earnings, end of period                      $121,718     $ 97,406

   Net income per common share                           $    .28     $    .51
   Fully diluted income per common share                 $    .28     $    .47

   Average primary shares outstanding                   8,806,975    8,623,723
   Average fully diluted shares outstanding             8,807,863   14,015,893












                                See accompanying notes


                                         (3)



     FIELDCREST CANNON, INC.
     Consolidated statement of cash flows

                                                           Three Months
                                                          ended March 31
     Dollars in thousands                               1995            1994
     Increase (decrease) in cash
     Cash flows from operating activities:
     Net income                                      $  3,563       $  5,496
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                      7,753          7,588
     Deferred income taxes                                612          2,429
     Other                                              1,277          1,028
     Change in current assets and liabilities,
       excluding effects of acquisition of Sure Fit:
       Accounts receivable                              8,563         17,821
       Inventories                                    (32,319)       (33,594)
       Other prepaid expenses and current assets          501           (720)
       Accounts payable and accrued liabilities         7,361         (8,877)
       Federal and state income taxes                   1,750          2,699
       Deferred income taxes                           (2,337)        (1,444)

       Net cash used in operating activities           (3,276)        (7,574)

     Cash flows from investing activities:
     Additions to plant and equipment                 (14,712)        (3,339)
     Proceeds from disposal of plant and equipment        460            178
     Proceeds from net assets held for sale            20,184              -
     Purchase of Sure Fit, net of cash acquired       (27,300)             -

       Net cash used in investing activities          (21,368)        (3,161)

     Cash flows from financing activities:
     Increase in revolving debt                        24,947         18,840
     Payments on long-term debt                          (751)        (6,132)
     Dividends paid on preferred stock                 (1,125)        (1,125)

       Net cash provided by financing activities       23,071         11,583

     Increase (decrease) in cash                       (1,573)           848

     Cash at beginning of year                          5,885          3,865

     Cash at end of period                           $  4,312       $  4,713








                                         (4)



                               FIELDCREST CANNON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1995



          1. Basis of Presentation
             The consolidated financial statements are unaudited. In the opinion of management all adjustments, consisting only of normal recurring items, have been made which are necessary to show a fair presentation of the financial position of the Company at March 31, 1995 and the related results of operations for the three months ended March 31, 1995 and 1994. The unaudited consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1994.

          2. Income Per Common Share
             Reference is made to Exhibit 11 to this Form 10-Q for a computation of primary and fully-diluted net income per Common share.

          3. Inventories
             Inventories are classified as follows:

                                             March 31,      December 31,
             (In thousands)                   1995             1994
             Finished goods                  $139,133         $109,423
             Work in process                   74,017           65,375
             Raw materials and supplies        50,461           39,196

                                             $263,611         $213,994

             At March 31, 1995 approximately 69% of the inventories were valued on the last-in, first-out method (LIFO).

          4. Sale of Bangor and Aroostook Railroad

             In March 1995 the Company sold the Bangor and Aroostook Railroad for $20 million of cash and $8 million of notes receivable. Cash proceeds were used to reduce borrowings under the Company's revolving credit facility.


                                         (5)



                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Changes in Financial Condition

          The Company's  debt (including  the current portion  of long-term debt) increased $24.2 million during the first quarter of 1995. Debt was reduced by $20 million from cash proceeds from the sale of the Bangor and Aroostook Railroad and increased by $27 million from the acquisition of the Sure Fit furniture coverings business of UTC Holdings. After excluding the effects of the acquisition of Sure Fit, inventories increased $32.3 million due to normal seasonal inventory build-up during the quarter. Capital expenditures totaled $14.7 million for the quarter compared to $3.3 million for the first quarter of 1994. Included in the 1995 capital expenditures is $9.1 million for the $90 million capital project for the new weaving plant at the Company's Columbus, GA/Phoenix City, Ala. towel mill. Capital expenditures for 1995 are expected to be in the $50-$55 million range. At March 31, 1995, approximately $75.8 million of the Company's $195 million revolving credit facility was available and unused. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations, borrowings under the Company's revolving credit facility, and, possibly, the sale of long-term debt or equity securities.


          Changes in Results of Operations


          Quarter Ended March 31, 1995 vs. Quarter Ended March 31, 1994

          Net sales for the first quarter of 1995 were $257.0 million compared to $232.3 million in the first quarter of 1994, an increase of 11%. The $24.7 million increase includes $13.4 million of furniture coverings from the Sure Fit business acquired in January 1995. The increase in revenues, after adjusting for the Sure Fit acquisition, was due approximately equally to volume increases and price increases implemented during the last half of 1994.

          Gross profit margins increased from 16.1% to 16.7% in the first quarter 1995. The increase was less than the sales price increases due to higher raw material and labor costs and lower mill activity. Additional cost increases in cotton and other raw materials have caused the Company to implement further price increases on its products beginning in the second quarter of 1995.

          Selling, general and administrative expenses increased as a percentage of sales from 9.6% to 10.4% in the first quarter of 1995 compared to the same quarter of 1994. The increase was due primarily to increased advertising and other selling expenses.

          In  the  first   quarter  of   1995  the   Company  announced   a


          reorganization  of its New York  operations and the relocation of
          sales, marketing  and design  personnel to  Kannapolis, N.C.   In
          conjunction with the


                                         (6)
          reorganization,  the  Company   will  offer  a   voluntary  early
          retirement
          program for all of its eligible salaried employees. The Company expects to incur pre-tax costs in the range of $10 to $12 million, or $.71 to $.85 per share after tax, as a result of these actions. Annual pre-tax savings of $6 to $8 million, or $.42 to $.57 per share after tax, are anticipated. A pre-tax charge of $3.9 million, or $.28 per share after tax, was accrued in the first quarter of 1995 for employee severance and termination benefits related to the reorganization. The remaining costs for relocation and the voluntary early retirement program will be incurred later in the year.

          Operating income as a percentage of sales decreased to 4.8% in the first quarter of 1995 from 6.5% in the first quarter of 1994. The decrease was due to the $3.9 million of restructuring charges described above and the increase in selling, general and administrative expenses.

          Interest expense increased $1.0 million in the first quarter of 1995 as compared to the first quarter of 1994 due primarily to an increase in average debt outstanding.

          The effective income tax rate was 37.5% for the first quarter of 1995 compared to 39.5% for the first quarter of 1994. The annual effective income tax rate for 1994 was 37.3% before favorable prior years tax settlements which reduced the 1994 annual rate to 33.6%.
          Net income for the first quarter of 1995 was $3.6 million, or $.28 per common share, compared to $5.5 million, or $.51 per common share, in the first quarter of 1994.






                              PART II. OTHER INFORMATION
                               FIELDCREST CANNON, INC.




          Item 6.   Exhibits and Reports on Form 8-K

             (a).   Exhibits

                    11. Computation of Primary and Fully Diluted Net Income Per Share.



             (b).   Reports on Form 8-K


                    The  Registrant  did   not  file  any  reports  to   the
                    Commission on Form 8-K for the quarter ended March 31, 1995.


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

















          Date:  May 10, 1995






                                         (8)




                                  EXHIBIT INDEX TO

                         QUARTERLY REPORT ON FORM 10-Q FOR

                               FIELDCREST CANNON, INC.

                        FOR THE QUARTER ENDED MARCH 31, 1995







        Exhibit                                                 Page
        Number                   Description                   Number
        (11)            Computation of Primary and Fully
                        Diluted Net Income Per Share             10

   /TABLE

                                         (9)


                                                                                  Exhibit 11


                       Computation of Primary and Fully Diluted Net Income Per Share

                                                                     For the three months
                                                                        ended March 31
                                                                    1995               1994
         Average shares outstanding                              8,794,159          8,603,330

         Add shares assuming exercise of
           options reduced by the number
           of shares which could have been
           purchased with the proceeds from
           exercise of such options                                 12,816             20,393

         Average shares and equivalents
           outstanding, primary                                  8,806,975          8,623,723

         Average shares outstanding                              8,794,159          8,603,330

         Add shares giving effect to the
           conversion of the convertible
           subordinated debentures                                  (1)             2,824,859

         Add shares giving effect to the
           conversion of the convertible
           preferred stock                                          (1)             2,564,103

         Add shares assuming exercise of
           options reduced by the number
           of shares which could have been
           purchased with the proceeds from
           exercise of such options                                 13,704             23,601

         Average shares and equivalents
           outstanding, assuming full
           dilution                                              8,807,863         14,015,893

         Primary Earnings

           Net income                                           $3,563,000        $ 5,496,000

           Preferred dividends                                  (1,125,000)        (1,125,000)

           Earnings on Common                                   $2,438,000        $ 4,371,000

         Primary earnings per common share                      $      .28        $       .51

         Fully Diluted Earnings
           Earnings on Common                                   $2,438,000        $ 4,371,000

           Add convertible subordinated
           debenture interest, net of taxes                         (1)             1,144,000

           Add convertible preferred dividends                      (1)             1,125,000

           Net income                                           $2,438,000        $ 6,640,000

         Fully diluted earnings per Common share                $      .28        $       .47




         (1)   The assumed conversion of the Registrant's Convertible Subordinated Debentures
               and  Convertible Preferred  Stock for the  three months  ended March  31, 1995 would  have an anti-dilutive effect for the computation of earnings per share;
               therefore, conversion has not been assumed for this period.


                                                 (10)
