Form 10-Q
period 1995-06-30
FIELDCREST CANNON INC
filed 1995-08-08
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549

                                        FORM 10-Q

          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        June 30, 1995

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

                     Number of shares outstanding    July 31, 1995
           Common Stock                8,884,436

                                                        Total pages 15
                                                        Exhibit Index Page 12

                            PART 1. FINANCIAL INFORMATION

     FIELDCREST CANNON, INC.
     Consolidated statement of financial position

                                                      June 30,   December 31,
     Dollars in thousands                              1995         1994
     Assets
     Cash                                            $  4,785      $  5,885
     Accounts receivable                              171,831       170,001
     Inventories (note 3)                             258,352       213,994
     Net assets held for sale                               -        24,000
     Other prepaid expenses and current assets          3,451         3,793
     Total current assets                             438,419       417,673
     Plant and equipment, net                         332,120       314,726
     Deferred charges and other assets                 62,975        50,266

     Total assets                                    $833,514      $782,665


     Liabilities and shareowners' equity

     Accounts and drafts payable                     $ 53,460      $ 55,533
     Federal and state income taxes                         -         2,268
     Deferred income taxes                             20,616        21,988
     Accrued liabilities                               63,007        53,958
     Current portion of long-term debt                    768         1,465
     Total current liabilities                        137,851       135,212
     Senior long-term debt                            152,846       107,744
     Subordinated long-term debt                      210,000       210,000
     Total long-term debt                             362,846       317,744
     Deferred income taxes                             45,330        42,859
     Other non-current liabilities                     53,909        55,648

     Total liabilities                                599,936       551,463

     Shareowners' equity:
     Preferred Stock, $.01 par value,
     10,000,000 authorized, 1,500,000 issued
     and outstanding June 30, 1995 and
     December 31, 1994 (aggregate liquidation
     preference of $75,000)                                15            15

     Common Stock, $1 par value,
     25,000,000 authorized, 12,490,836 issued
     June 30, 1995 and 12,360,252
     December 31, 1994                                 12,491        12,360

     Additional paid in capital                       219,248       216,772
     Retained earnings                                119,049       119,280
     Excess purchase price for Common Stock
       acquired and held in treasury -
       3,606,400 shares                              (117,225)     (117,225)
     Total shareowners' equity                        233,578       231,202
     Total liabilities and shareowners' equity       $833,514      $782,665

                                See accompanying notes
                                         (2)


   FIELDCREST CANNON, INC.
   Consolidated statement of income and retained earnings

                                        For the three months   For the six months
   Dollars in thousands,                   ended June 30         ended June 30
   except per share data                  1995       1994        1995      1994
   Net sales                            $273,048   $254,796    $530,057  $487,081

   Cost of sales                         238,662    214,330     452,687   409,223
   Selling, general and administrative    25,644     23,633      52,346    45,977
   Restructuring charges                   4,530          -       8,454         -

   Total operating costs and expenses    268,836    237,963     513,487   455,200

   Operating income                        4,212     16,833      16,570    31,881

   Other deductions (income):
     Interest expense                      6,681      5,663      13,483    11,511
     Other, net                                -        288        (144)      403

   Total other deductions                  6,681      5,951      13,339    11,914

   Income (loss) before income taxes      (2,469)    10,882       3,231    19,967
   Federal and state income
     taxes (benefit)                        (925)     4,198       1,212     7,787

   Net income (loss)                      (1,544)     6,684       2,019    12,180
   Preferred dividends                    (1,125)    (1,125)     (2,250)   (2,250)

   Earnings (loss) on common              (2,669)     5,559        (231)    9,930

   Amount added to (subtracted from)
     retained earnings                    (2,669)     5,559        (231)    9,930
   Retained earnings,
    beginning of period                  121,718     97,406     119,280    93,035

   Retained earnings, end of period     $119,049   $102,965    $119,049  $102,965

   Net income (loss) per common share   $   (.30)  $    .64    $   (.02) $   1.15
   Fully diluted income (loss)
    per common share                    $   (.30)  $    .56    $   (.02) $   1.03

      Average primary shares outstanding            8,860,341     8,693,930    8,833,658   8,658,828
   Average fully diluted shares outstanding      8,860,199    14,082,915    8,834,032  14,049,404

                         See accompanying notes

                                         (3)


     FIELDCREST CANNON, INC.
     Consolidated statement of cash flows

                                                             Six Months
                                                            ended June 30
     Dollars in thousands                               1995            1994
     Increase (decrease) in cash
     Cash flows from operating activities:
     Net income                                      $  2,019       $ 12,180
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                     15,710         15,119
     Deferred income taxes                              2,471         (1,997)
     Other                                             (1,377)           471
     Change in current assets and liabilities,
       excluding effects of acquisition of Sure Fit:
       Accounts receivable                              6,860         11,673
       Inventories                                    (27,060)       (45,049)
       Other prepaid expenses and current assets          577           (787)
       Accounts payable and accrued liabilities          (542)       (13,760)
       Federal and state income taxes                  (2,268)         2,426
       Deferred income taxes                           (1,372)         3,662

       Net cash used in operating activities           (4,982)       (16,062)

     Cash flows from investing activities:
     Additions to plant and equipment                 (32,447)       (12,441)
     Proceeds from disposal of plant and equipment        621          1,084
     Proceeds from net assets held for sale            20,800          1,345
     Purchase of Sure Fit, net of cash acquired       (27,300)             -

       Net cash used in investing activities          (38,326)       (10,012)

     Cash flows from financing activities:
     Increase in revolving debt                        45,502         39,612
     Payments on long-term debt                        (1,101)       (10,532)
     Proceeds from sale of common stock                    57             80
     Dividends paid on preferred stock                 (2,250)        (2,250)

       Net cash provided by financing activities       42,208         26,910

     Increase (decrease) in cash                       (1,100)           836

     Cash at beginning of year                          5,885          3,865

     Cash at end of period                           $  4,785       $  4,701

     /TABLE

                      See accompanying notes

                                         (4)



                               FIELDCREST CANNON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     June 30, 1995



          1. Basis of Presentation
             The consolidated financial statements are unaudited. In the opinion of management all adjustments, consisting only of normal recurring items, have been made which are necessary to show a fair presentation of the financial position of the Company at June 30, 1995 and the related results of operations for the three months ended June 30, 1995 and 1994. The unaudited consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1994.

          2. Income Per Common Share
             Reference is made to Exhibit 11 to this Form 10-Q for a computation of primary and fully-diluted net income per Common share.

          3. Inventories
             Inventories are classified as follows:

                                             June 30,       December 31,
             (In thousands)                    1995             1994
             Finished goods                  $135,819         $109,423
             Work in process                   68,608           65,375
             Raw materials and supplies        53,925           39,196

                                             $258,352         $213,994

             At June 30, 1995 approximately 68% of the inventories were valued on the last-in, first-out method (LIFO).


                                         (5)



                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Changes in Financial Condition

          The Company's  debt (including  the current portion  of long-term debt) increased $44.4 million during the first six months of 1995. Debt was reduced by $21.4 million from cash proceeds from the sale of the Bangor and Aroostook Railroad and other assets and increased by $27.3 million from the acquisition of the Sure Fit furniture coverings business of UTC Holdings. After excluding the effects of the acquisition of Sure Fit, inventories increased $27.1 million due to normal seasonal inventory build-up. Capital expenditures totaled $32.4 million for the first six months of 1995 compared to $12.4 million for the first six months of 1994. Included in the 1995 capital expenditures is $17.8 million for the $90 million capital project for the new weaving plant at the Company's Columbus, GA/Phenix City, Ala. towel mill. Capital expenditures for 1995 are expected to be in the $55-$60 million range. At June 30, 1995, approximately $45.3 million of the Company's $195 million revolving credit facility was available and unused. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations, borrowings under the Company's revolving credit facility, and, possibly, the sale of long-term debt or equity securities.




          Changes in Results of Operations

          Quarter Ended June 30, 1995 vs. Quarter Ended June 30, 1994

          Net sales for the second quarter of 1995 were $273.0 million compared to $254.8 million in the second quarter of 1994, an increase of 7%. The $18.2 million increase includes $12.1 million of furniture coverings from the Sure Fit business acquired in January 1995. The 2% increase in revenues, after adjusting for the Sure Fit acquisition, was due to price increases implemented during the last half of 1994 and early 1995 which more than offset a small decline in volume.

          Gross profit margins decreased from 15.9% in the second quarter of 1994 to 12.6% in the second quarter of 1995. The decrease was due primarily to lower mill activity and higher raw material prices.

          Selling, general and administrative expenses increased as a percentage of sales from 9.3% to 9.4% in the second quarter of 1995 compared to the same quarter of 1994. The increase was due primarily to increased advertising and other selling expenses.





                                         (6)

          In the first quarter of 1995 the Company announced a reorganization of its New York operations and the relocation of sales, marketing and design personnel to Kannapolis, N.C. In conjunction with the reorganization, the Company offered a voluntary early retirement program to approximately 300 of its salaried employees who had until August 1, 1995 to decide whether to participate. The Company expects to incur pre-tax costs in the range of $10 to $12 million, or $.71 to $.85 per share after tax, as a result of these actions. Annual pre-tax savings of $6 to $8 million, or $.42 to $.57 per share after tax, are anticipated. A pre-tax charge of $4.5 million, or $.32 per share after tax, was accrued in the second quarter of 1995 for employee severance, termination benefits, relocation costs and early retirement termination benefits on those employees who accepted the offer by June 30, 1995. Restructuring charges for the first six months of 1995 related to the reorganization and early retirement program totaled $8.5 million, or $.60 per share after tax. The remaining costs for relocation and the voluntary early retirement program will be incurred later in the year.

          Operating income as a percentage of sales decreased to 1.5% in the second quarter of 1995 from 6.6% in the second quarter of 1994. The decrease was due to the $4.5 million of restructuring charges described above, reduced mill activity and higher raw material costs.

          Interest expense increased $1.0 million in the second quarter of 1995 as compared to the second quarter of 1994 due to higher rates under the revolver and an increase in average debt outstanding.

          The effective income tax rate was 37.5% for the second quarter of 1995 compared to 38.6% for the second quarter of 1994. The annual effective income tax rate for 1994 was 37.3% before favorable prior years tax settlements which reduced the 1994 annual rate to 33.6%.

          A net loss, after the effect of the restructuring charges, of $1.5 million, or $.30 per share was incurred in the second quarter of 1995, compared to net income of $6.7 million, or $.64 per share, in the second quarter of 1994.




          Six Months Ended  June 30, 1995  vs.  Six  Months Ended June  30,
          1994

          Net sales for the first six months of 1995 were $530.1 million compared to $487.1 million in the first six months of 1994, an
          increase  of  9%.    The $43.0  million  increase  includes $25.5
          million  of  furniture  coverings  from  the  Sure  Fit  business
          acquired in January  1995.   The 4% increase  in revenues,  after
          adjusting for the Sure Fit acquisition, was due primarily to price increases implemented during the last half of 1994 and


          early 1995.

          Gross profit margins decreased from 16.0% in the first six months of 1994 to 14.6% in the first six months of 1995. The decrease was due primarily to lower mill activity and higher raw material prices.


                                         (7)

          Selling, general and administrative expenses increased as a percentage of sales from 9.4% to 9.9% in the first six months of 1995 compared to the first six months of 1994. The increase was due primarily to increased advertising and other selling expenses.
          Operating income as a percentage of sales decreased to 3.1% in the first six months of 1995 from 6.5%. The decrease was due to the $8.5 million of restructuring charges related to the New York reorganization and early retirement program, reduced mill activity and higher raw material costs.

          Interest expense increased $2.0 million the first six months of 1995 as compared to the first six months of 1994 due to higher rates under the revolver and an increase in average debt outstanding.

          The effective income tax rate was 37.5% for the first six months of 1995 compared to 39.0% for the first six months of 1994. The annual effective income tax rate for 1994 was 37.3% before favorable prior years tax settlements which reduced the 1994 annual rate to 33.6%.

          Net income, after the effect of the restructuring charges, was $2.0 million, a $.02 loss per share after preferred dividends, for the first six months of 1995 compared to net income of $12.2 million, or $1.15 per share, for the first six months of 1994.








                                         (8)



                              PART II. OTHER INFORMATION
                               FIELDCREST CANNON, INC.


          Item 4. Submission of Matters to a Vote of Security Holders

             (a). The  Company held its  Annual Meeting  of Stockholders on
                  April 24, 1995.

             (b). Not applicable.

             (c). Holders of Common  Stock (one  vote per  share) voted  at this meeting on the following matters, which were set forth in full in the Registrant's Proxy statement dated March 22, 1995.

                  I. Election of Directors:

                                                       Votes


                  Nominee:                      For           Withheld

                  Tom H. Barrett             7,371,835         11,649
                  James M. Fitzgibbons       7,379,962          3,522
                  William E. Ford            7,380,633          2,851
                  John C. Harned             7,380,992          2,492
                  Noah T. Herndon            7,377,652          5,832
                  S. Roger Horchow           7,380,763          2,721
                  W. Duke Kimbrell           7,380,726          2,758
                  C. J. Kjorlien             7,369,607         13,877


                  II.  Adopt the 1995 Employee Stock Option Plan:


                                                       Votes

                  For                               7,111,614
                  Against                             370,151
                  Abstain                              33,300



                  III. Amend the Director Stock Option plan to increase the number of shares subject to annual option grant from 1,000 to 2,000 shares:

                                                      Votes


                  For                               6,720,572
                  Against                             751,786
                  Abstain                              42,707



                                         (9)



                  IV. Amend Director Stock Option Plan to extend the option exercise period:

                                                       Votes

                  For                               6,894,343
                  Against                             580,669
                  Abstain                              40,053


                  V.  Selection of Independent Auditors:

                                                       Votes

                  For                               7,464,817
                  Against                              32,303
                  Abstain                              17,945


          (d).    Not applicable









          Item 6.   Exhibits and Reports on Form 8-K





             (a).   Exhibits

                    10-1. 1995 Declaration of Amendment to Director Stock Option Plan of Fieldcrest Cannon, Inc.

                    10-2. 1995 Employee Stock Option Plan of Fieldcrest Cannon, Inc., which is incorporated by reference to Exhibit 4.1 of Registrant's Registration Statement of Form S-8 filed on May 8, 1995.

                    11. Computation of Primary and Fully Diluted Net Income Per Share.


             (b).   Reports on Form 8-K


                    The  Registrant  did   not  file  any  reports  to   the
                    Commission on Form 8-K for the quarter ended June 30, 1995.






                                         (10)









                                 S I G N A T U R E S

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               FIELDCREST CANNON, INC.
                                                (Registrant)






                                         BY:  /s/ T. R. Staab
                                             T. R. Staab
                                             Vice President and
                                             Chief Financial Officer

















          Date:  August 8, 1995












                                         (11)





                                  EXHIBIT INDEX TO

                         QUARTERLY REPORT ON FORM 10-Q FOR

                               FIELDCREST CANNON, INC.

                        FOR THE QUARTER ENDED JUNE 30, 1995






          Exhibit                                            Page
          Number              Description                    Number

          (10.1)       1995 Declaration of Amendment to
                       Director Stock Option Plan of
                       Fieldcrest Cannon, Inc.               13-14

          (11)         Computation of Primary and Fully
                       Diluted Net Income Per Share            15

   /TABLE

                                        (12)



                                                               Exhibit 10.1



                            1995 DECLARATION OF AMENDMENT
                                          TO
                              DIRECTOR STOCK OPTION PLAN
                                          OF
                               FIELDCREST CANNON, INC.


                 THIS DECLARATION OF AMENDMENT, effective as of the 8th day of March, 1995, by Fieldcrest Cannon, Inc. (the "Company"), as sponsor of the Director Stock Option Plan of Fieldcrest Cannon, Inc. (the "plan").

                                   R E C I T A L S:

                 It is deemed advisable to amend the plan to increase the number of shares to be subject to annual options granted to eligible directors under the terms of the plan from 1,000 shares to 2,000 shares, and to extend the period during which options may be exercised upon termination of service to a period of up to ninety days following termination from service as a director.

                 1. NOW, THEREFORE, it is declared that Section 6(a) of the plan shall be and hereby is amended, effective March 8, 1995, by replacing the number 1,000 in the first sentence of Section 6(a) for the number 2,000, so that the first sentence of Section 6(a) reads as follows:

                 "Subject to the limitations of this Section 6, on the fifth business day following the annual meeting of the stockholders of the Company each year during the term of the Plan, the Committee shall grant to each person who is then a Director an Option to purchase 2,000 shares of Common Stock."

                 2. NOW, THEREFORE, it is declared that Section 6(c)(iii) of the plan is hereby amended effective March 8, 1995, as to Options granted after such date only, by deleting the sentence comprising Section 6(c)(iii) in its entirety and inserting the following in lieu thereof:

                 "No Option  shall be exercised unless  the Director either
                 (A) is, at  the time of exercise, a Director  as described in Section  5 and has  been a  director continuously since the date the Option was granted, or (B) was, within ninety days prior to the time of exercise, a Director as described in Section 5, and, prior to such termination
                 from  service   as  a  Director,  had   been  a   director
                 continuously since the date the Option was granted; provided, that if the Director's membership on the Board is terminated because of death, the Option shall be exercisable by such person or persons who shall have acquired the right to exercise the Option by will or the laws of intestate succession, and such Option shall be exercisable at any time prior to the earlier of (X) the close of the Option Period, or (Y) the close of the period ending thirty-six months after the death of the Director."


                                         (13)




                 IN  WITNESS   WHEREOF,  the   Company  has   caused   this
          Declaration of Amendment to be executed by its proper officers as of the 8th day of March, 1995.

                                           FIELDCREST CANNON, INC.


                                           By: /s/ James M. Fitzgibbons
                                           Title:  Chairman & Chief
                                                   Executive Officer



          Attest:


          /s/ M. Kenneth Doss
              Secretary


          [Corporate Seal]










                                         (14)

                                                                              Exhibit 11

                     Computation of Primary and Fully Diluted Net Income Per Share

                                               For the three months        For the six months
                                                  ended June 30               ended June 30
                                               1995            1994        1995          1994
     Average shares outstanding               8,848,175    8,674,805     8,821,167     8,639,068

     Add shares assuming exercise of
       options reduced by the number
       of shares which could have been
       purchased with the proceeds from
       exercise of such options                  12,166       19,125        12,491        19,760

     Average shares and equivalents
       outstanding, primary                   8,860,341    8,693,930     8,833,658     8,658,828

     Average shares outstanding               8,848,175    8,674,805     8,821,167     8,639,068

     Add shares giving effect to the
       conversion of the convertible
       subordinated debentures                  (1)        2,824,859        (1)        2,824,859

     Add shares giving effect to the
       conversion of the convertible
       preferred stock                          (1)        2,564,100        (1)        2,564,100

     Add shares assuming exercise of
       options reduced by the number
       of shares which could have been
       purchased with the proceeds from
       exercise of such options                 12,024        19,151        12,865        21,377

     Average shares and equivalents
       outstanding, assuming full
       dilution                              8,860,199    14,082,915     8,834,032    14,049,404

     Primary Earnings

       Net income (loss)                   $(1,544,000)  $ 6,684,000    $2,019,000   $12,180,000

       Preferred dividends                  (1,125,000)   (1,125,000)   (2,250,000)   (2,250,000)

       Earnings (loss) on Common           $(2,669,000)  $ 5,559,000    $ (231,000)  $ 9,930,000

     Primary earnings (loss)
       per common share                    $      (.30)  $       .64    $     (.02)  $      1.15

     Fully Diluted Earnings

       Earnings (loss) on Common           $(2,669,000)  $ 5,559,000    $ (231,000)  $ 9,930,000

       Add convertible subordinated
       debenture interest, net of taxes         (1)        1,144,000         (1)       2,288,000

       Add convertible preferred dividends      (1)        1,125,000         (1)       2,250,000

       Net income (loss)                   $(2,669,000)  $ 7,828,000    $ (231,000)  $14,468,000

     Fully diluted earnings (loss)
       per Common share                    $      (.30)  $       .56    $   (.02)    $      1.03




         (1)   The assumed conversion of the Registrant's Convertible Subordinated Debentures
               and Convertible Preferred Stock for the three months and six months ended June
               30, 1995  would have an anti-dilutive  effect for the  computation of earnings per share; therefore, conversion has not been assumed for these periods.

                                                 (15)