Form 10-Q
period 1995-09-30
FIELDCREST CANNON INC
filed 1995-11-02
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549

                                        FORM 10-Q

          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     September 30, 1995

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

                    Number of shares outstanding    October 31, 1995

                           Common Stock                8,912,727



                                                        Total pages 12
                                                        Exhibit Index Page 11

                            PART 1. FINANCIAL INFORMATION

     FIELDCREST CANNON, INC.
     Consolidated statement of financial position

                                                  September 30   December 31,
     Dollars in thousands                             1995          1994
     Assets
     Cash                                           $  5,871      $  5,885
     Accounts receivable                             178,573       170,001
     Inventories (note 3)                            257,993       213,994
     Net assets held for sale                              -        24,000
     Other prepaid expenses and current assets         3,170         3,793
     Total current assets                            445,607       417,673
     Plant and equipment, net                        341,177       314,726
     Deferred charges and other assets                63,075        50,266

     Total assets                                   $849,859      $782,665

     Liabilities and shareowners' equity

     Accounts and drafts payable                    $ 61,843      $ 55,533
     Federal and state income taxes                        -         2,268
     Deferred income taxes                            21,936        21,988
     Accrued liabilities                              70,204        53,958
     Current portion of long-term debt                   768         1,465
     Total current liabilities                       154,751       135,212
     Senior long-term debt                           155,158       107,744
     Subordinated long-term debt                     210,000       210,000
     Total long-term debt                            365,158       317,744
     Deferred income taxes                            43,871        42,859
     Other non-current liabilities                    52,777        55,648

     Total liabilities                               616,557       551,463

     Shareowners' equity:
     Preferred Stock, $.01 par value,
     10,000,000 authorized, 1,500,000 issued
     and outstanding September 30, 1995 and
     December 31, 1994 (aggregate liquidation
     preference of $75,000)                               15            15

     Common Stock, $1 par value,
     25,000,000 authorized, 12,519,127 issued
     September 30, 1995 and 12,360,252
     December 31, 1994                                12,519        12,360

     Additional paid in capital                      220,084       216,772
     Retained earnings                               117,909       119,280
     Excess purchase price for Common Stock
       acquired and held in treasury -
       3,606,400 shares                             (117,225)     (117,225)

     Total shareowners' equity                       233,302       231,202

     Total liabilities and shareowners' equity      $849,859      $782,665
     /TABLE

                                See accompanying notes
                                         (2)


   FIELDCREST CANNON, INC.
   Consolidated statement of income and retained earnings

                                         For the three months  For the nine months
   Dollars in thousands,                ended September 30    ended September 30
   except per share data                  1995       1994        1995      1994
   Net sales                            $280,524   $279,283    $810,581  $766,364

   Cost of sales                         240,388    235,025     693,075   644,248
   Selling, general and administrative    26,342     24,092      78,688    70,069
   Restructuring charges                   7,082          -      15,536         -

   Total operating costs and expenses    273,812    259,117     787,299   714,317

   Operating income                        6,712     20,166      23,282    52,047

   Other deductions (income):
     Interest expense                      6,807      5,776      20,290    17,287
     Other, net                               29        495        (115)      898

   Total other deductions                  6,836      6,271      20,175    18,185

   Income (loss) before income taxes        (124)    13,895       3,107    33,862
   Federal and state income
     taxes (benefit)                        (109)     5,419       1,103    13,206

   Net income (loss)                         (15)     8,476       2,004    20,656
   Preferred dividends                    (1,125)    (1,125)     (3,375)   (3,375)

   Earnings (loss) on common              (1,140)     7,351      (1,371)   17,281

   Amount added to (subtracted from)
     retained earnings                    (1,140)     7,351      (1,371)   17,281
   Retained earnings,
    beginning of period                  119,049    102,965     119,280    93,035

   Retained earnings, end of period     $117,909   $110,316    $117,909  $110,316

   Net income (loss) per common share   $   (.13)  $    .84    $   (.15) $   1.99
   Fully diluted income (loss)
    per common share                    $   (.13)  $    .68    $   (.15) $   1.71

      Average primary shares outstanding            8,912,817    8,722,222     8,860,070   8,679,958
   Average fully diluted shares outstanding      8,912,817   14,111,662     8,860,293  14,070,155

   /TABLE

                                See accompanying notes

                                         (3)


     FIELDCREST CANNON, INC.
     Consolidated statement of cash flows

                                                            Nine Months
                                                         ended September 30
     Dollars in thousands                               1995            1994
     Increase (decrease) in cash
     Cash flows from operating activities:
     Net income                                      $  2,004       $ 20,656
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                     23,595         22,473
     Deferred income taxes                              1,012         (1,297)
     Other                                             (2,043)         3,088
     Change in current assets and liabilities,
       excluding effects of acquisition of Sure Fit:
       Accounts receivable                                118         (4,519)
       Inventories                                    (26,701)       (37,634)
       Other prepaid expenses and current assets          858           (797)
       Accounts payable and accrued liabilities        15,038        (11,395)
       Federal and state income taxes                  (2,268)         3,236
       Deferred income taxes                              (52)         6,709

       Net cash provided by operating activities       11,561            520

     Cash flows from investing activities:
     Additions to plant and equipment                 (49,761)       (26,672)
     Proceeds from disposal of plant and equipment      1,206          1,547
     Proceeds from net assets held for sale            20,885              -
     Purchase of Sure Fit, net of cash acquired       (27,300)             -

       Net cash (used in) investing activities        (54,970)       (25,125)

     Cash flows from financing activities:
     Increase in revolving debt                        48,179         29,062
     Proceeds from issuance of long-term debt               -         10,000
     Payments on long-term debt                        (1,466)       (11,082)
     Proceeds from sale of common stock                    57             80
     Dividends paid on preferred stock                 (3,375)        (3,375)


       Net cash provided by financing activities       43,395         24,685

     Increase (decrease) in cash                          (14)            80

     Cash at beginning of year                          5,885          3,865

     Cash at end of period                           $  5,871       $  3,945





       See accompanying notes


                                         (4)



                               FIELDCREST CANNON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1995



          1. Basis of Presentation
             The consolidated financial statements are unaudited. In the opinion of management all adjustments, consisting only of normal recurring items, have been made which are necessary to show a fair presentation of the financial position of the Company at September 30, 1995 and the related results of operations for the three and nine months ended September 30, 1995 and 1994. The unaudited consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1994.

          2. Income Per Common Share
             Reference is made to Exhibit 11 to this Form 10-Q for a computation of primary and fully-diluted net income per Common share.

          3. Inventories
             Inventories are classified as follows:

                                           September 30,    December 31,
             (In thousands)                    1995             1994
             Finished goods                  $133,068         $109,423
             Work in process                   85,798           65,375
             Raw materials and supplies        39,127           39,196

                                             $257,993         $213,994

             At September 30, 1995 approximately 75% of the inventories were valued on the last-in, first-out method (LIFO).


                                         (5)



                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Changes in Financial Condition

          The Company's  debt (including  the current portion  of long-term debt) increased $46.7 million during the first nine months of 1995. Debt was reduced by $22.1 million from cash proceeds from the sale of the Bangor and Aroostook Railroad and other assets and increased by $27.3 million from the acquisition of the Sure Fit furniture coverings business of UTC Holdings. After excluding the effects of the acquisition of Sure Fit, inventories increased $26.7 million due to normal seasonal inventory build-up. Capital expenditures totaled $49.8 million for the first nine months of 1995 compared to $26.7 million for the first nine months of 1994. Included in the 1995 capital expenditures is $27.9 million for the $86 million capital project for the new weaving plant at the Company's Columbus, GA/Phenix City, Ala. towel mill. Capital expenditures for 1995 are expected to be in the $60-$65 million range. At September 30, 1995, approximately $42.6 million of the Company's $195 million revolving credit facility was available and unused. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations, borrowings under the Company's existing and new credit facilities, and, possibly, the sale of long-term debt or equity securities.

          The Company's revolving credit facility requires, among other things, that the Company maintain certain financial ratios and also limits the amount of dividends that may be paid. The Company met all of its financial covenants as of September 30, 1995. As more fully discussed in the "Changes in Results of Operations" section, the Company currently expects that operating results in the fourth quarter of 1995 may be significantly lower than the fourth quarter of 1994. If this should occur, the Company will be in violation at the end of the fourth quarter of certain of the above covenants but believes it can modify the covenants for future periods through an amendment of the facility. The Company expects to incur increased interest rates on the amended facility; however, the Company does not believe the resulting incremental interest expense would materially increase the Company's overall cost of borrowed funds.


          Changes in Results of Operations

          Quarter   Ended   September   30,    1995   vs.   Quarter   Ended
          September 30, 1994

          Net sales for the third quarter of 1995 were $280.5 million compared to $279.3 million in the third quarter of 1994, an
          increase  of  .4%.    The  increase  includes  $12.6  million  of
          furniture  coverings  from  the  Sure Fit  business  acquired  in
          January  1995.   After adjusting  for the  Sure Fit  acquisition,
          sales in the  third quarter of  1995 were 4%  less than the  same


          period of 1994. The decline was due to a decline in volume which more than offset the price increases implemented during the last twelve months.


                                         (6)

          Gross profit margins decreased from 15.8% in the third quarter of 1994 to 14.3% in the third quarter of 1995. The decrease was due primarily to higher raw material costs, reduced sales volumes and lower mill activity.

          Selling, general and administrative expenses increased as a percentage of sales from 8.6% to 9.4% in the third quarter of 1995 compared to the same quarter of 1994. The increase was due primarily to increased advertising and other selling expenses.

          Pre-tax restructuring charges of $7.1 million, or $.53 per share after tax, were accrued in the third quarter of 1995. The charges were primarily for a voluntary early retirement program offered to salaried employees and estimated costs of subleasing the Company's New York office space. This completes the restructuring begun during the first half of 1995 when the Company reorganized its New York operations and relocated sales, marketing and design personnel to Kannapolis, N.C. Total cost of the restructuring was $15.5 million, or $1.13 per share after tax, for the first nine months of 1995. Annual pre-tax savings of $8 million, or $.58 per share after tax, are anticipated from the restructuring.

          Operating income as a percentage of sales decreased to 2.4% in the third quarter of 1995 from 7.2% in the third quarter of 1994. The decrease was due to the $7.1 million of restructuring charges described above, reduced mill activity and higher raw material costs which were not fully recovered by price increases. While the Company expects to generate positive earnings in the fourth quarter of 1995, operating results are expected to be significantly lower compared to the fourth quarter of 1994. Results are expected to be impacted by a continuation in the softness in retail sales, higher raw material costs (which will not be fully recovered by price increases implemented in the second and third quarters), a recent wage settlement which gave one additional holiday in the fourth quarter and higher promotional inventories in the Bed Division.

          Interest expense increased $1.0 million in the third quarter of 1995 as compared to the third quarter of 1994 due to higher rates under the revolver and an increase in average debt outstanding.

          The third quarter income tax benefit reflects an adjustment to a year-to-date effective tax rate of 35.5% compared to 39.0% in the third quarter of 1994. The lower effective tax rate for 1995 was due primarily to the decrease in pre-tax income. The annual effective income tax rate for 1994 was 37.3% before favorable prior years tax settlements which reduced the 1994 annual rate to 33.6%.

          A net loss, after the effect of the restructuring charges, of $15 thousand, or $.13 per share after preferred dividends, was incurred in the third quarter of 1995, compared to net income of $8.5 million, or $.84 per share, in the third quarter of 1994.









                                         (7)


          Nine Months Ended September 30, 1995 vs. Nine Months Ended September 30, 1994

          Net sales for the first nine months of 1995 were $810.6 million compared to $766.4 million in the first nine months of 1994, an increase of 6%. The $44.2 million increase includes $38.1 million of furniture coverings from the Sure Fit business acquired in January 1995. The .8% increase in revenues, after adjusting for the Sure Fit acquisition, was due primarily to price increases implemented during the last twelve months, offset by volume declines during the third quarter of 1995.

          Gross profit margins decreased from 15.9% in the first nine months of 1994 to 14.5% in the first nine months of 1995. The decrease was due primarily to lower mill activity and higher raw material prices.

          Selling, general and administrative expenses increased as a percentage of sales from 9.1% to 9.7% in the first nine months of 1995 compared to the first nine months of 1994. The increase was due primarily to increased advertising and other selling expenses.
          Operating income as a percentage of sales decreased to 2.9% in the first nine months of 1995 from 6.8%. The decrease was due to the $15.5 million of restructuring charges related to the New York reorganization and early retirement program, reduced mill activity and higher raw material costs.

          Interest expense increased $3.0 million the first nine months of 1995 as compared to the first nine months of 1994 due to higher rates under the revolver and an increase in average debt outstanding.

          The effective income tax rate was 35.5% for the first nine months of 1995 compared to 39.0% for the first nine months of 1994. The lower effective tax rate for 1995 was due primarily to the decrease in pre-tax income. The annual effective income tax rate for 1994 was 37.3% before favorable prior years tax settlements which reduced the 1994 annual rate to 33.6%.

          Net income, after the effect of the restructuring charges, was $2.0 million, a $.15 loss per share after preferred dividends, for the first nine months of 1995 compared to net income of $20.7 million, or $1.99 per share, for the first nine months of 1994.









                                         (8)





          Item 6.   Exhibits and Reports on Form 8-K





             (a).   Exhibits


                    11. Computation of Primary and Fully Diluted Net Income Per Share.


             (b).   Reports on Form 8-K

                    The  Registrant  did   not  file  any  reports  to   the
                    Commission on Form  8-K for the quarter ended  September
                    30, 1995.









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







                                               FIELDCREST CANNON, INC.
                                                (Registrant)






                                         BY:  /s/ T. R. Staab
                                             T. R. Staab
                                             Vice President and
                                             Chief Financial Officer

















          Date:  November 2, 1995










                                         (10)





                                  EXHIBIT INDEX TO

                         QUARTERLY REPORT ON FORM 10-Q FOR

                               FIELDCREST CANNON, INC.

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1995






          Exhibit                                            Page
          Number              Description                    Number

          (11)         Computation of Primary and Fully
                       Diluted Net Income Per Share            12


   /TABLE

                                        (11)

                                                                                   Exhibit 11

                     Computation of Primary and Fully Diluted Net Income Per Share

                                               For the three months        For the nine months
                                                 ended September           ended September 30
                                               1995            1994         1995          1994
     Average shares outstanding              8,884,750     8,705,138       8,842,362   8,661,091

     Add shares assuming exercise of
       options reduced by the number
       of shares which could have been
       purchased with the proceeds from
       exercise of such options                  28,067       17,084          17,708      18,867

     Average shares and equivalents
       outstanding, primary                   8,912,817    8,722,222       8,860,070   8,679,958

     Average shares outstanding               8,884,750    8,705,138       8,842,362   8,661,091

     Add shares giving effect to the
       conversion of the convertible
       subordinated debentures                   (1)       2,824,859          (1)      2,824,859

     Add shares giving effect to the
       conversion of the convertible
       preferred stock                           (1)       2,564,100          (1)      2,564,100

     Add shares assuming exercise of
       options reduced by the number
       of shares which could have been
       purchased with the proceeds from
       exercise of such options                 28,067        17,565         17,931       20,105

     Average shares and equivalents
       outstanding, assuming full
       dilution                              8,912,817    14,111,662      8,860,293   14,070,155

     Primary Earnings

       Net income (loss)                   $   (15,000)  $ 8,476,000    $ 2,004,000  $20,656,000

       Preferred dividends                  (1,125,000)   (1,125,000)    (3,375,000)  (3,375,000)

       Earnings (loss) on Common           $(1,140,000)  $ 7,351,000    $(1,371,000) $17,281,000

     Primary earnings (loss)
       per common share                    $      (.13)  $       .84    $      (.15) $      1.99
     Fully Diluted Earnings

       Earnings (loss) on Common           $(1,140,000)  $ 7,351,000    $(1,371,000) $17,281,000

       Add convertible subordinated
       debenture interest, net of taxes         (1)        1,144,000          (1)      3,431,000

       Add convertible preferred dividends      (1)        1,125,000          (1)      3,375,000

       Net income (loss)                   $(1,140,000)  $ 9,620,000    $(1,371,000) $24,087,000

     Fully diluted earnings (loss)
       per Common share                    $      (.13)  $       .68    $      (.15) $      1.71



     (1)   The  assumed conversion  of the  Registrant's Convertible  Subordinated Debentures  and
           Convertible  Preferred Stock for  the three months  and six months  ended September 30,
           1995  would have  an anti-dilutive effect  for the  computation of  earnings per share;
           therefore, conversion has not been assumed for these periods.

                                                 (12)