Form 10-K405
period 1995-12-31
FIELDCREST CANNON INC
filed 1996-03-28
CIK 35469

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
        x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1995
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        For the transition period from to
                           Commission File No. 1-5137

                             FIELDCREST CANNON, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                        56-0586036
                (State or other jurisdiction of         (I.R.S. Employer
                  incorporation or organization)       Identification No.)

                      One Lake Drive
                      Kannapolis, NC                        28081
                  (Address of principal                  (Zip Code)
                    executive offices)

                  Registrant's telephone number     (704) 939-2000

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


          The aggregate market value of voting stock held by non-affiliates of the registrant was $163,006,852 as of March 1, 1996.

                       NUMBER OF SHARES OUTSTANDING AT MARCH 1, 1996

                           Common Stock      8,954,426

                            DOCUMENTS INCORPORATED BY REFERENCE

          Part II incorporates information by reference from the annual report to shareowners for the year ended December 31, 1995. Part III incorporates information by reference from the proxy statement for the annual meeting of shareowners to be held on April 29, 1996.

                                                        Total pages  121

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

In 1995 nearly all of the registrant's total sales were comprised of home furnishings products. Approximately 93% of the Company's 1995 net sales were from sales of products carrying the registrant's principal brand names of "Fieldcrest," "Royal Velvet," "Charisma," "St. Marys," "Cannon," "Monticello," "Royal Family," "Caldwell" and "Sure Fit"; the remaining 7% were from sales of private label products.

During 1995 the Company reorganized its New York operations and relocated sales, marketing and design personnel to Kannapolis, N.C. In December 1995, the Company announced the closing of two sheeting yarn plants and contracted to purchase yarn from outside vendors for a portion of its sheeting yarn requirements. In March 1996, the Company announced it would close a towel weaving plant and a towel yarn plant as part of the Company's ongoing consolidation effort to utilize assets more effectively. The combined annual cost reductions from the reorganization of the New York operations and a related early retirement program total $8 million. The closing of the four plants including outsourcing of sheeting yarn and consolidation of towel operations are expected to provide annual cost savings of $16 to $18 million.

On November 24, 1993 a newly formed and wholly owned subsidiary of the Company completed a tender offer for all of the outstanding shares of Amoskeag Company ("Amoskeag") for a cash price of $40 per share, or an aggregate of approximately $141.9 million including certain costs. The acquisition has been accounted for as a purchase by the Company for the net assets of Amoskeag held for sale at their net realizable values and as the purchase of treasury stock. Amoskeag owned 3,606,400 shares of the Company's common stock which was assigned a cost of $117.2 million after an allocation of $24.7 million to the net assets of Amoskeag. The operating assets of Amoskeag consisted primarily of the Bangor and Aroostook Railroad ("BAR") and certain real estate properties. During 1994 the BAR's operating income of $3 million was excluded from the Company's consolidated income statement and $1.6 million of interest costs of the Company were allocated to the assets held for sale. On March 17, 1995 the Company sold the BAR for approximately $20 million of cash and $8 million of note receivables.


Raw Materials

The registrant's basic raw materials are cotton and synthetic fibers. These materials are generally available from a wide variety of sources, and no significant shortage of such materials is currently anticipated. Domestic cotton merchants are the registrant's primary source of cotton, and domestic fiber producers are the registrant's primary source of synthetic fibers. The registrant uses significant quantities of cotton which is subject to ongoing price fluctuations. The registrant in the ordinary course of business may arrange for purchase commitments with vendors for future cotton requirements.

Patents and Licenses

The registrant holds various patents resulting from company-sponsored research and development, and others are obtained that are deemed advantageous to company operations. The Company has license agreements with Waverly, Adrienne Vittadini, Ellen Tracy and others. The registrant is only partially dependent upon such patents and licenses in certain product lines, and the loss of any exclusiveness in these areas would not materially adversely affect overall profitability.

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

Working Capital Items

The registrant carries normal inventory levels to meet delivery requirements of customers, and customer returns of merchandise shipped are not material. Payment terms on customer invoices are generally 30 to 60 days.

Customers

The registrant's customers consist principally of department stores, chain stores, specialty stores, mass merchants, warehouse clubs, other retail outlets and institutional, government and contract accounts. For the year ended December 31, 1995, the Company's five largest customers accounted for approximately 39% of net sales. Sales to one customer (Wal-Mart Stores and its affiliates) represented 16.6% of total sales of the Company. Although management of the Company believes that the Company's relationship with Wal-Mart is excellent and the loss of this customer is unlikely, the loss of Wal-Mart as a customer would have a material adverse effect on the Company's business. No other single customer accounted for more than 10% of net sales in 1995.

Order Backlog

The registrant had normal unfilled order backlogs as of December 31, 1995 and 1994 amounting to approximately $76 million and $94 million, respectively. The majority of these unfilled orders are shipped during the first quarter of the subsequent fiscal year.

The decrease in unfilled orders in 1995 compared to 1994 is believed to be primarily due to the timing of new orders. Unfilled orders have become less of an indicator of future sales as customers have trended toward placing orders as stock is required. Many orders are placed using electronic data interchange, and the Company has filled such orders on a quick response basis.

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

The registrant competes with numerous other domestic manufacturers in each of its principal markets. The domestic towel, sheet, blanket, comforter and bath rug markets are each comprised of three to five principal manufacturers (including the registrant) and several smaller domestic manufacturers.

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


Employees

Total employment of the Company and its subsidiaries was 13,610 as of December 31, 1995. Approximately 31% of the Company's hourly employees are subject to collective bargaining agreements with the Union of Needle Trades, Industrial and Textile Employees ("UNITE") or the United Textile Workers of America and United Food and Commercial Workers International Union.

Foreign Sales

The registrant is not currently engaged in significant operations in foreign countries. Approximately 7% and 6% of the registrant's consolidated net sales were exported to foreign customers in 1995 and 1994, respectively.

Item 2. Properties

The registrant has 20 principal manufacturing plants, all located in the United States; 13 are in North Carolina, 1 in South Carolina, 1 in Georgia, 3 in Alabama, 1 in Pennsylvania and 1 in Virginia. In addition, there are 22 warehousing and distribution centers located in the manufacturing states, plus Texas. The manufacturing/ warehousing and distribution centers aggregate a floor area of approximately 17,393,000 square feet. All of the facilities are owned except: (1) 2 locations totaling approximately 618,000 square feet, title to which is held by the Development Authorities that issued the Industrial Development Bonds which were issued to finance the facilities; and (2) 7 locations, totaling approximately 795,000 square feet, where the machinery and equipment is owned and the buildings are under a long-term lease. Title to the facilities financed by Industrial Revenue Bonds as described above will be transferred to the registrant upon the retirement of such bonds. Such facilities therefore are accounted for as being owned by the registrant.

The registrant owns office buildings in Kannapolis and Eden, North Carolina, which contain approximately 209,000 square feet.

All  other   properties   owned  or  controlled  by  the  registrant   aggregate
approximately 584,000 square feet and are used for miscellaneous support services or for sales and marketing.

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

Item 3. Legal Proceedings

The registrant is involved in various claims and lawsuits incidental to its business. In the opinion of the registrant based in part on the advice of legal counsel, however, the outcome of these suits will not have a material effect on the registrant's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

             Identification of Executive Officers of the Registrant



                                                                                Date from
                                                                              Which Officers
                                Age at                                        Have Served in
     Name                      3/31/96         Positions Held               Present Capacities

     James M. Fitzgibbons        61         Chairman of the Board      Chairman of the Board and
                                            and Chief Executive        Chief Executive Officer: 1990
                                            Officer and Director       Director: 1985

     John M. Nevin               61         Executive Vice President   Executive Vice President: 1995

     Robert E. Dellinger         51         Vice President             Vice President: 1989

     M. Kenneth Doss             56         Vice President             Vice President: 1988
                                            and Secretary              General    Counsel:    1985
                                                                       Secretary: 1986

     Kevin M. Finlay             46         Vice President             Vice President: 1993

     Richard E. Reece            51         Vice President             Vice President: 1996

     Thomas R. Staab             53         Vice President and         Vice President: 1992
                                            Chief Financial Officer    Chief   Financial  Officer: 1994

     Gary R. Langford            34         Treasurer                  Treasurer: 1995

     Clifford D. Paulsen         52         Controller                 Controller: 1992





None of the executive officers are related by blood, marriage or adoption to any other executive officer of the registrant or any director or executive officer of a parent, subsidiary, or affiliate of the registrant. With the exception of Messrs. Nevin and Langford, each executive officer has been employed by the registrant for more than five years. Prior to becoming Executive Vice President of the registrant on October 16, 1995, Mr. Nevin had been Senior Vice President of Strategic Services at James River Corporation during the last five years. Prior to joining the registrant in May, 1995, Mr. Langford had been Assistant Treasurer of AGCO Corporation since October 1990.

                                          PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Incorporated by reference from the market and dividend data section of the 1995 Annual Report to Shareowners, page 25.

Item 6. Selected Financial Data

Selected financial and statistical data for the years 1991 to 1995 appearing in the line items "Net sales", "Income (loss) from continuing operations", "Per share of common stock: Primary income (loss) from continuing operations" and "Fully diluted income (loss)", "Total assets" and "Long-term debt" are incorporated by reference from the 1995 Annual Report to Shareowners, page 42. No cash dividends were declared on Common Stock for the five years in the period ended December 31, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference from the 1995 Annual Report to Shareowners, pages 21 through 24.


Item 8. Consolidated Financial Statements and Supplementary Data

Incorporated by reference from the 1995 Annual Report to Shareowners, pages 25 through 41.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                         PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Directors is incorporated herein by reference from the registrant's proxy statement for the annual meeting of shareowners to be held on April 29, 1996, pages 2 and 3.

For information regarding the Executive Officers of the registrant, see Part I at page 7.

Item 11. Executive Compensation

Incorporated herein by reference from sections of the registrant's proxy statement for the annual meeting of shareowners to be held on April 29, 1996 entitled "Compensation of Directors", pages 6 and 7 and "Executive Compensation", pages 7 through 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the section of the registrant's proxy statement for the annual meeting of shareowners to be held on


April 29, 1996 entitled "Security Ownership", pages 4 through 6.


Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference from the registrant's proxy statement for the annual meeting of shareowners to be held April 29, 1996, entitled "Executive Compensation", pages 7 and 8.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a) 1.
 and 2. Financial statements and financial statement schedules

The financial statements and schedules listed in the accompanying index to financial statements are filed as part of this annual report.

3. Exhibits

The exhibits listed as applicable on the accompanying Exhibit Index at page 17 are filed as part of this annual report. Exhibit numbers (10)1. through (10)14. represent management contracts or compensatory plans or arrangements required to be filed as an exhibit by Item 601 of Regulation S-K.

(b) Reports on Form 8-K

None.

                                 FIELDCREST CANNON, INC.

                              INDEX TO FINANCIAL STATEMENTS
                            AND FINANCIAL STATEMENT SCHEDULES

                                   (Item 14(a) 1 & 2)





                                                         Page Numbers of the
                                                          Annual report to
                                                            Shareowners

Consolidated statement of financial position at                 27
December 31, 1995 and 1994

Consolidated statement of operations and retained               26
earnings for each of the three years in the period ended December 31, 1995

Consolidated statement of cash flows for each of the            28
three years in the period ended December 31, 1995

Notes to consolidated financial statements                     29-40

Report of independent auditors                                  41




No schedules are filed because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

The consolidated financial statements listed in the above index which are included in the Annual Report to Shareowners of Fieldcrest Cannon, Inc. for the year ended December 31, 1995 are hereby incorporated by reference. With exception of the pages listed in the above index and the Items referred to in
Part II, Items 5, 6, 7 and 8, the 1995 Annual Report to Shareowners is not to be deemed filed as part of this report.

                                       SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIELDCREST CANNON, INC.


March 12, 1996                    By:/s/ James  M. Fitzgibbons
                                     James M. Fitzgibbons, Chairman of
                                      the Board of Directors and Chief
                                      Executive Officer (Principal
                                      Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.


/s/ James M. Fitzgibbons                                 March 12, 1996
James M. Fitzgibbons, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)



/s/ M. Kenneth Doss                                      March 12, 1996
M. Kenneth Doss
Vice President and Secretary



/s/ Thomas R. Staab                                      March 12, 1996
Thomas R. Staab
Vice President and Chief Financial Officer
(Principal Financial Officer)



/s/ Clifford D. Paulsen                                  March 12, 1996
Clifford D. Paulsen
Controller (Principal Accounting Officer)



/s/ Tom H. Barrett                                       March 12, 1996
Tom H. Barrett
Director

/s/ William E. Ford                                      March 12, 1996
William E. Ford
Director



/s/ John C. Harned                                       March 12, 1996
John C. Harned
Director



/s/ Noah T. Herndon                                      March 12, 1996
Noah T. Herndon
Director


/s/ S. Roger Horchow                                     March 12, 1996
S. Roger Horchow
Director



/s/ W. Duke Kimbrell                                     March 12, 1996
W. Duke Kimbrell
Director



/s/ C. J. Kjorlien                                       March 12, 1996
C. J. Kjorlien
Director



/s/ Alexandra Stoddard                                   March 12, 1996
Alexandra Stoddard
Director

                                EXHIBIT INDEX TO

                         ANNUAL REPORT ON FORM 10-K FOR
                             FIELDCREST CANNON, INC.

                      FOR THE YEAR ENDED DECEMBER 31, 1995



                                                                                  Page Number
      Exhibit                                                                    or Incorporation
      Number                           Description                               by Reference to
        (3)       1. Restated Certificate of Incorporation,                 Registrant's Registration
                     Exhibit 3-1 to the as amended to date.                 Statement on Form S-3
                                                                            filed on February 18, 1994.

                  2. Amended and Restated By-Laws of the Registrant         Exhibit 3-1  to Report on
                     as amended to November 24, 1993.                       Form 8-K Filed on
                                                                            December 9, 1993.

        (4)       1. Rights Agreement, dated as of November 24, 1993,       Exhibit 1 to the
                     between the Registrant and The First National          Registrant's
                     Registration Bank of Boston, which includes as         filed December 3, 1993.
                     Exhibit A  the Statement on Form 8-A
                     Form of Rights Certificate of Designations, as
                     Exhibit B the Form of Rights Certificate,  and as
                     Exhibit C the Summary of Rights to Purchase
                     Preferred Stock.

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

                  5. First Amendment to the Restated Revolving              Exhibit 4-5 to Report on
                     Credit Agreement dated as of March 10, 1994 by         Form  10-K for fiscal year
                     and among the Registrant, The First National           ending December 31, 1994.
                     Bank of Boston as  agent, Continental Bank N.A.,
                     Philadelphia  National  Bank, and First Union
                     National Bank of North Carolina, as lead managers,
                     and certain lenders.





                  6. Second Amendment to the Restated Revolving             Exhibit 4-6 to Report on
                     Credit Agreement dated as of March 10, 1994 by         Form 10-K for fiscal year
                     and among the Registrant, The First National           ending December 31, 1994.
                     Bank of Boston as agent, Continental Bank N.A.,
                     Philadelphia National Bank, and First Union
                     National Bank of North Carolina, as lead
                     managers, and certain lenders.

                  7. Third Amendment to the Restated Revolving              Exhibit 4-7 to Report on
                     Credit Agreement dated as of March 10, 1994 by         Form  10-K for fiscal year
                     and among the Registrant, The First National           ending December 31, 1994.
                     Bank of Boston as agent, Continental  Bank N.A.,
                     Philadelphia  National  Bank, and First Union
                     National Bank of North Carolina, as lead managers,
                     and certain lenders.

                  8. Fourth Amendment to the Restated Revolving                   17 - 29
                     Credit Agreement dated as of December 29, 1995
                     by and among the Registrant, The First National Bank
                     of Boston as agent, Bank of America Illinois
                     (formerly known as Continental Bank NA), Corestates
                     Bank, NA (formerly known as Philadelphia National
                     Bank, and First Union National Bank of North
                     Carolina, as lead manager, and certain lenders.

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


                                                                              Page Number
      Exhibit                                                                 or Incorporation
      Number                        Description                               by Reference to

      (10)       *1.  Amended and Restated Director Stock Option            Exhibit A to the
                      Plan of the Registrant approved by the                Registrant's proxy
                      stockholders of the Corporation on April 28,          statement  for  the
                                                                            annual 1992.
                                                                            meeting of shareowners
                                                                            held on April 28, 1992.


                 *2.  Stock Option Agreement between the Registrant         Exhibit 4.1 to the
                      and James M. Fitzgibbons dated as of September        Registrant's
                                                                            Registration 11, 1991.
                                                                            Statement on Form S-8
                                                                            filed on December 23,
                                                                            1991.

                 *3.  Employee Retention Agreement between Registrant       Exhibit 10.2 to Report
                      and James M. Fitzgibbons effective as of              on Form 10-Q for the
                      July 9, 1993.                                         quarter ended September
                                                                            30, 1993.

                 *4.  Employee Retention Agreement between the              Exhibit 10.9 to Report
                      Registrant and Robert E. Dellinger effective          on Form 10-K for fiscal
                      as of July 9, 1993.                                   year  ending  December
                                                                            31,  1993.

                 *5.  Instrument of Amendment dated July 29, 1993           Exhibit 10.10 to Report
                      between the Registrant and Robert E. Dellinger,       on   Form   10-K   for fiscal
                      amending Exhibit 10.4 above.                          year  ending  December 31,
                                                                            1993.

                 *6.  Employee Retention Agreement between the                    30 - 50
                      Registrant and Kevin M. Finlay effective
                      as of July 9, 1993.


                 *7.  Instrument of Amendment dated July 29, 1993                    51
                      between the Registrant and Kevin M. Finlay
                      amending Exhibit 10.6 above.

                 *8.  Employee Retention Agreement between the                    52 - 72
                      Registrant and Thomas R. Staab effective
                      as of July 9, 1993.

                 *9.  Instrument of Amendment dated July 29, 1993                    73
                      between the Registrant and Thomas R. Staab
                      amending Exhibit 10.6 above.

                *10. Employee Retention Agreement between the                     74 - 94
                      Registrant and M. Kenneth Doss effective
                      as of July 9, 1993.

      -----------

      *Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.


                                                                       Page 15



                 *11.  Instrument of Amendment dated July 29, 1993                 95
                        between the Registrant and M. Kenneth Doss,
                        amending Exhibit 10.6 above.

                 *12.  Form of Employee Retention Agreement between         Exhibit 10.6 to Report

                        the Registrant and other executive officers of      on Form 10-Q for the
                        the Registrant effective as of July 9, 1993.        quarter ended September
                                                                            30, 1993.

                 *13.  Form of Instrument of Amendment dated July 29,       Exhibit 10.7 to Report
                        1993 between the Registrant and other executive     on Form 10-Q for the
                        officers of the Registrant, amending Exhibit        quarter ended September
                        10.12 above.                                        30, 1993.

                 *14.  1995 Employee Stock Option Plan of Fieldcrest        Exhibit 4.1 of Registrant's
                        Cannon, Inc.                                        Registration Statement
                                                                            of Form S-8 filed on
                                                                            May 8, 1995.



        (11)     Computation of Primary and Fully Diluted Net Income              96 - 97
                 (Loss) per Share.

        (13)     1995 Annual Report to Shareowners.                               98 - 119

        (21)     Subsidiaries of the Registrant.                                     120

        (23)     Consent of independent auditors.                                    121


      -----------

      *Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.