Form 10-Q
period 1996-03-31
FIELDCREST CANNON INC
filed 1996-05-10
CIK 35469

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549

                                        FORM 10-Q

          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       March 31, 1996

                                           OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to


                               Commission File No. 1-5137


                                  FIELDCREST CANNON, INC.

                 (Exact name of registrant as specified in its charter)

                     DELAWARE                               56-0586036
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)              Identification No.)


             One Lake Circle Drive
                Kannapolis, N.C.                               28081
             (Address of principal                        (Zip Code)
              executive offices)

          Registrant's telephone number, including area code  704 939-2000



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

                     Number of shares outstanding    April 30, 1996

                           Common Stock   8,991,987



                                                        Total pages 22
                                                        Exhibit Index Page 9
                            PART 1. FINANCIAL INFORMATION
     FIELDCREST CANNON, INC.
     Consolidated statement of financial position

                                                     March 31,   December 31,
     Dollars in thousands                              1996         1995
     Assets
     Cash                                            $  4,320     $   9,124
     Accounts receivable                              164,408       168,112
     Inventories (note 3)                             270,195       228,167
     Other prepaid expenses and current assets          2,284         3,446

     Total current assets                             441,207       408,849
     Plant and equipment, net                         336,654       342,285
     Deferred charges and other assets                 61,639        61,812

     Total assets                                    $839,500      $812,946


     Liabilities and shareowners' equity

     Accounts and drafts payable                     $ 53,910      $ 54,274
     Deferred income taxes                             15,578        17,593
     Accrued liabilities                               72,705        67,725
     Current portion of long-term debt                  6,930           780
     Total current liabilities                        149,123       140,372
     Senior long-term debt                            175,987       155,262
     Subordinated long-term debt                      203,750       210,000
     Total long-term debt                             379,737       365,262
     Deferred income taxes                             40,853        40,475
     Other non-current liabilities                     55,185        51,406

     Total liabilities                                624,898       597,515

     Shareowners' equity:
     Preferred Stock, $.01 par value,
     10,000,000 authorized, 1,500,000 issued
     and outstanding March 31, 1996 and
     December 31, 1995 (aggregate liquidation
     preference of $75,000)                                15            15

     Common Stock, $1 par value,
     25,000,000 authorized, 12,598,387 issued
     March 31, 1996 and 12,560,826
     December 31, 1995                                 12,598        12,561

     Additional paid in capital                       221,961       221,025
     Retained earnings                                 97,253        99,055
     Excess purchase price for Common Stock
       acquired and held in treasury -
       3,606,400 shares                              (117,225)     (117,225)

     Total shareowners' equity                        214,602       215,431

     Total liabilities and shareowners' equity       $839,500      $812,946

                                See accompanying notes
                                         (2)

   FIELDCREST CANNON, INC.
   Consolidated statement of operations and retained earnings

                                                              Three Months
                                                            ended March 31
   Dollars in thousands, except per share data             1996         1995
   Net sales                                             $249,971     $257,009

   Cost of sales                                          215,112      214,025
   Selling, general and administrative                     25,117       26,702
   Restructuring charges                                    3,630        3,924

   Total operating costs and expenses                     243,859      244,651

   Operating income                                         6,112       12,358

   Other deductions (income):
     Interest expense                                       7,055        6,802
     Other, net                                               140         (144)

   Total other deductions                                   7,195        6,658

   Income (loss) before income taxes                       (1,083)       5,700
   Federal and state income taxes (benefit)                  (406)       2,137

   Net income (loss)                                         (677)       3,563
   Preferred dividends                                     (1,125)      (1,125)

   Earnings (loss) on Common                               (1,802)       2,438

   Amount added to (subtracted from) retained earnings     (1,802)       2,438
   Retained earnings, beginning of period                  99,055      119,280

   Retained earnings, end of period                      $ 97,253     $121,718

   Net income (loss) per Common share                    $   (.20)    $    .28
   Fully diluted income (loss) per Common share          $   (.20)    $    .28

   Average primary shares outstanding                   8,962,219    8,806,975
   Average fully diluted shares outstanding             8,964,457    8,807,863











                                See accompanying notes

                                         (3)

     FIELDCREST CANNON, INC.
     Consolidated statement of cash flows

                                                           Three Months
                                                          ended March 31
     Dollars in thousands                               1996            1995
     Increase (decrease) in cash
     Cash flows from operating activities:
     Net income                                      $   (677)      $  3,563
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                      8,959          7,753
     Deferred income taxes                                378            612
     Other                                              6,956          1,277
     Change in current assets and liabilities,
       excluding effects of acquisition of Sure Fit:
       Accounts receivable                              3,704          8,563
       Inventories                                    (42,028)       (32,319)
       Other prepaid expenses and current assets        1,162            501
       Accounts payable and accrued liabilities         4,616          7,361
       Federal and state income taxes                       -          1,750
       Deferred income taxes                           (2,015)        (2,337)

       Net cash (used in) operating activities        (18,945)        (3,276)

     Cash flows from investing activities:
     Additions to plant and equipment                  (7,059)       (14,712)
     Proceeds from disposal of plant and equipment      1,700            460
     Proceeds from net assets held for sale                 -         20,184
     Purchase of Sure Fit, net of cash acquired             -        (27,300)

       Net cash (used in) investing activities         (5,359)       (21,368)

     Cash flows from financing activities:
     Increase in revolving debt                        21,040         24,947
     Payments on long-term debt                          (415)          (751)
     Dividends paid on preferred stock                 (1,125)        (1,125)

       Net cash provided by financing activities       19,500         23,071

     (Decrease) in cash                                (4,804)        (1,573)

     Cash at beginning of year                          9,124          5,885

     Cash at end of period                             $4,320       $  4,312






                              See accompanying notes

                                         (4)

                               FIELDCREST CANNON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1996



          1. Basis of Presentation
             The consolidated financial statements are unaudited. In the opinion of management all adjustments, consisting only of normal recurring items, have been made which are necessary to show a fair presentation of the financial position of the
             Company at March 31, 1996 and the related results of operations for the three months ended March 31, 1996 and 1995. The unaudited consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995.

          2. Income Per Common Share
             Reference is made to Exhibit 11 to this Form 10-Q for a computation of primary and fully-diluted net income per Common share.

          3. Inventories
             Inventories are classified as follows:

                                             March 31,      December 31,
             (In thousands)                    1996            1995
             Finished goods                  $137,941         $117,776
             Work in process                   84,722           72,315
             Raw materials and supplies        47,532           38,076

                                             $270,195         $228,167

             At March 31, 1996 approximately 74% of the inventories were valued on the last-in, first-out method (LIFO).


















                                         (5)

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          Changes in Financial Condition

          The Company's  debt (including  the current portion  of long-term debt) increased $20.6 million during the first quarter of 1996. Debt increased primarily because inventories increased $42.0 million due to normal seasonal inventory build-up during the quarter. Capital expenditures totaled $7.1 million for the quarter compared to $14.7 million for the first quarter of 1995. Included in the 1996 and 1995 capital expenditures are $2.8 million and $9.1 million, respectively, for the new weaving plant at the Company's Columbus, GA/Phoenix City, Ala. towel mill. Capital expenditures for 1996 are expected to be approximately $38 million. At March 31, 1996, approximately $19.7 million of the Company's $195 million revolving credit facility was available and unused. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations, borrowings under the Company's revolving credit facility, and, possibly, the sale of long-term debt or equity securities.


          Changes in Results of Operations


          Quarter Ended March 31, 1996 vs. Quarter Ended March 31, 1995

          Net sales for the first quarter of 1996 were $250.0 million compared to $257.0 million in the first quarter of 1995, a decrease of 2.7%. The decrease in revenues was due primarily to volume decreases.

          Gross profit margins decreased from 16.7% to 13.9% in the first quarter 1996. The decrease was due to higher raw material prices and lower mill activity. Gross margins are expected to be adversely affected by approximately $3 million of equipment relocation, training and other related transition costs during the second and third quarter of 1996 in connection with the towel consolidation described below.

          Selling, general and administrative expenses decreased as a percentage of sales from 10.4% to 10.0% in the first quarter of 1996 compared to the same quarter of 1995. The decrease was due primarily to lower payroll and selling expenses.

          The Company announced plans in March 1996 to close a towel weaving plant and a yarn manufacturing plant as a part of the Company's ongoing consolidation effort to utilize assets more
          effectively.   The  Company  accrued a  pre-tax  charge  of  $3.6
          million, or $.25 per  share, for the write-down of  equipment and
          employee termination benefits in  the first quarter of 1996.   In
          addition, operating costs for the remainder of 1996 will be adversely affected by approximately $3 million of equipment
          relocation,  training and  other related  transition costs.   The
          move is expected to  be completed in the  fourth quarter of  1996


          and produce annual cost


                                         (6)
          savings of $8 to $9 million. In the first quarter of 1995, pre-tax restructuring charges of $3.9 million, or $.28 per share, for severance and termination benefits related to the reorganization of the Company's New York operations in 1995 were accrued.

          Interest expense increased $.3 million in the first quarter of 1996 as compared to the first quarter of 1995 due primarily to an increase in average debt outstanding.

          The effective income tax rate was 37.5% for the first quarter of 1996 compared to 37.5% for the first quarter of 1995.

          A net loss, including the effect of the restructuring charges, of $.7 million, or $.20 per share after preferred dividends, was incurred in the first quarter of 1996 compared to net income of $3.6 million, or $.28 per share in the first quarter of 1995.









                              PART II. OTHER INFORMATION
                               FIELDCREST CANNON, INC.




          Item 6.   Exhibits and Reports on Form 8-K

             (a).   Exhibits

                    10. Yarn Purchase Agreement between Parkdale Mills, Incorporated and the Registrant (CONFIDENTIAL TREATMENT).

                    11. Computation of Primary and Fully Diluted Net Income Per Share.



             (b).   Reports on Form 8-K

                    The  Registrant  did  not   file  any  reports   to  the
                    Commission on Form  8-K for the quarter ended March  31,
                    1996.





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







                                               FIELDCREST CANNON, INC.
                                                (Registrant)






                                         BY:  (signed) T. R. Staab
                                             T. R. Staab
                                             Vice President and
                                             Chief Financial Officer

















          Date:  May 10, 1996





                                         (8)

                                  EXHIBIT INDEX TO

                         QUARTERLY REPORT ON FORM 10-Q FOR

                               FIELDCREST CANNON, INC.

                        FOR THE QUARTER ENDED MARCH 31, 1996





       Exhibit                                                Page
       Number          Description                            Number

       (10)            Yarn Purchase Agreement between
                       Parkdale Mills, Incorporated and
                       the Registrant (CONFIDENTIAL
                       TREATMENT).                            10-21

       (11)            Computation of Primary and Fully
                       Diluted Net Income Per Share              22

   /TABLE

                                         (9)

                                                              Exhibit 10

                               YARN PURCHASE AGREEMENT


                  This Yarn Purchase Agreement is entered into January 1,
             1996  between Parkdale  Mills,  Incorporated and  Fieldcrest
             Cannon, Inc.

                  Parkdale agrees to sell and Fieldcrest Cannon agrees to
             purchase yarns meeting the specifications spelled out in attached Schedules A, C and D (B was voided) beginning with the first order from Fieldcrest Cannon in 1996 and continuing through December 31, 2000.

             IT IS AGREED:

             1. Quantities - Fieldcrest Cannon s projected weekly requirements for each of the three yarn counts are stated in Schedule E. Parkdale agrees to supply up to these quantities plus any additional requirements compounded at an annual growth factor of 15 percent. Fieldcrest Cannon agrees to purchase from Parkdale all requirements for these yarns in excess of internal production. Fieldcrest Cannon is not required to order any minimum amount of yarn while this agreement remains in effect.

                  Should Fieldcrest Cannon s requirements increase significantly over projections as stated in Schedule E, Parkdale will have the right of first refusal for the additional pounds.

                  Fieldcrest Cannon will provide Parkdale with a rolling three months projection of yarn requirements covered by this agreement. The parties agree that such projections are good faith estimates only and actual requirements may vary significantly from the projections.

             2. Prices -Yarn prices per pound shall be determined as follows:

                     Cost  of cotton  content is based  upon cotton price
                  as fixed by  Fieldcrest Cannon  plus  *   basis  points
                  times waste factor  as stated in Schedule F, PLUS --

                     Cost  of  polyester  content  (if   required)  at  a
                  transfer  price  per  pound  to  be  provided  by   the
                  polyester supplier, PLUS --





             *Information has been omitted as confidential and filed
              separately with the Commission.




                                                                   Page 1
                                         (10)

                     Conversion costs as listed in Schedule G.

                  These prices are subject to adjustments as provided in paragraphs 3 and 5.


             3. Cotton Price Fixations - Parkdale is responsible for purchasing the cotton. Fieldcrest Cannon is responsible for fixing the cotton price following the arrangement outlined in Schedule H.

                     3.A. All fixation orders and executions of orders must be confirmed in writing. Fieldcrest Cannon will provide fixation orders by contract months that are currently being traded and in multiples of 100 bales.

                     3.B. In the event that the cotton content of the yarn deliveries are less than the number of bales fixed for the quarter, the average of the excess cotton fixation will be rolled forward to the next quarter having an open cotton position. If the cotton content of the yarn deliveries is greater than the bales fixed for the quarter, cotton fixation will be rolled back from the upcoming quarter.

                     3.C. Should Fieldcrest Cannon fail to exercise its right to fix the price prior to the dates as agreed upon in Schedule H, Parkdale has the right to fix the cotton price for the coming quarters yarn requirements.

                     3.D.   The   individuals   responsible   for   price
                     fixation orders and executions are also listed in Schedule H.

                     3.E.   Parkdale  agrees to  provide a  Status report
                     each week of yarn deliveries against cotton price fixations.

             4.   Polyester  -  Fieldcrest Cannon  reserves the  right to
                  select  the  supplier  and   negotiate  the  price   of
                  polyester  required to produce  these yarns.   Parkdale
                  will  be  responsible  for  ordering  polyester against





                  Fieldcrest Cannon s account with the designated supplier. The polyester supplier will invoice Parkdale a transfer price. Parkdale will use this transfer price in calculating the yarn price to Fieldcrest Cannon. The polyester supplier will settle with Fieldcrest Cannon any differences that might occur between the transfer price and the actual negotiated price for polyester.


             5. Annual Price Adjustments for Changes in the Variable Cost Portion of Parkdale's Conversion Costs.

                                                                   Page 2
                                         (11)

                     5.A. All shipments after December 31, 1996 shall be subject to any reduction that may occur in the variable costs in cents per pound from Parkdale's current variable costs per pound as set forth below:



                                              M.J.S.      O.E
                     Labor                    $ *        $ *
                     Maintenance & Repair       *          *
                     Utilities                  *          *
                     Benefits                   *          *
                     Taxes                      *          *


                     5.B. The variable costs for M.J.S. and O.E. represent approximately 50% of the conversion costs. These costs for ring spun represent approximately 67% of the conversion costs. No adjustment shall be made for any change in selling and general administrative expenses or in depreciation and amortization. The changes in variable cost will be computed using a weighted average of the costs of the Parkdale plants that produce Fieldcrest Cannon yarn.

                     5.C. All shipments after December 31, 1997 shall be subject to any increases in variable costs that may occur from Parkdale s 1997 year ending variable costs over the base cost stated above. However, should an increase occur, the annual amount of the increase shall not exceed as follows:

                            M.J.S. and Open End -- up to *% of variable costs

                            Ring Spun  -- up to *% of variable costs

             6.   Review of Price Changes  - Fieldcrest Cannon shall have





                  the right to reasonably review all price changes under this agreement prior to their becoming effective.

             7. Term - This Agreement shall remain in effect until December 31, 2000, and shall continue for successive renewal terms of one calendar year each thereafter, unless at least one year in advance of the commencement of the renewal term any party gives notice to all other parties of its election to terminate the Agreement.




             *Information has been omitted as confidential and filed
              separately with the Commission.

                                                                   Page 3
                                         (12)

             8. Assignment - None of the rights or obligations under this Agreement shall be assigned or delegated without the express written consent of each party, which consent shall not be unreasonably withheld.

             9. Specifications - Any changes in specifications of the three yarn counts covered in Schedules A, C and D that result in an increase or decrease in Parkdale's manufacturing costs must be mutually agreed upon before commencement of manufacture. These changes will also be reflected in the yarn prices.

             10. Payment - All invoices are payable net cash thirty days in U.S. dollars. Terms are F.O.B. Parkdale Mills.

             11. Cover Option - Should Parkdale for any reason be unable to fulfill the conditions of this contract, Parkdale will be responsible for purchasing yarn from a reliable supplier and delivering such yarn to Fieldcrest Cannon under the terms and conditions of this contract. Parkdale shall notify Fieldcrest Cannon in advance should this become necessary.

             12. Inspection and Rejection - Fieldcrest Cannon will notify Parkdale as soon as possible if yarn deliveries vary from the specifications contained herein. All non-conforming yarns will be returned to Parkdale.

             13. Inventory Availability - Parkdale agrees to maintain an inventory of each of the yarns covered by this contract equal to three days requirements.

             14.  Packaging -  Yarn  shall be  delivered in  trays.   All
                  packaging materials will be returned to Parkdale. Yarn performance data will accompany each shipment.





             15. Additions or Deletions of Yarn Counts - Fieldcrest Cannon may elect to discontinue a given yarn count or to add a yarn count to this contract. However, negotiations on waste factors and conversion costs must be mutually agreed upon prior to adding a yarn count. All such changes will be reflected in the appropriate schedules attached to this contract.










                                                                   Page 4
                                         (13)

                  Each of the parties hereto has caused this Agreement to
             be executed by its appropriate officer as of the day and year first above written.



             PARKDALE MILLS, INCORPORATED   FIELDCREST CANNON, INC.


             BY:     W. Duke Kimbrell       BY:    J. M. Fitzgibbons

             TITLE:  Chairman and C.E.O.    TITLE: Chairman  and C.E.O.






















                                                                   Page 5
                                         (14)

             Schedule A

                    26/1 50/50 KP MJS FILLING YARN SPECIFICATIONS
                          TYPE TEST               SPECIFICATION

                          Yarn Count              26
                             % VB                 1.7

                          Skein Strength
                            Pounds                95 min.
                            Break Factor          2470 min.

                          Single-End Strength
                            Grams Break           350 min.
                            % VO                  10.0 max.
                            % VB                  4.25 max.
                            % VW                  9.0  max.

                          Single-End Elongation
                            Percent               8.6 min.
                            % VB                  4.5 max.

                          Uster Eveness
                            Uster CV%             15.5-16.5
                            %VB                   2.3 max.

                          Imperfection Count
                            Thin Places           30 max.
                            Thick Places          175 max.
                            Nep                   100 max.

                          Classimat
                            Minors                655 max.
                            Majors                2.5 max.
                          Long Thick Places       2.0 max.
                          Long Thin Places        12.5 max.

                          Polyester               High Tenacity

                          Package Size            6#

                                                  MUST HAVE TAILS


                        Disposable Paper Cone 3 degree 51 minute taper
                        Color Coded
                        Bottom diameter cannot exceed 9-1/4 inches
                        Cone length cannot exceed 6 5/8 inches
                        Angle  of wind  to  equal a  2-1/2  turn drum  on
             winder

                                         (15)

             Schedule C

                        34.5/1 50/50 KP OE WARP YARN SPECIFICATIONS

                        TYPE TEST                  SPECIFICATION

                        Yarn Count                 34.5/1
                          %VO                      0.75

                        Skein Strength
                          Pounds                   60 min.
                          Breakfactor              2200 min.

                        Single-End Strength
                          Grams Break              240 min.
                            % VO                   9.0 max.
                            % VB                   1.5 max.
                            % VW                   10.00 max.

                        Single-End Elongation
                          Percent                  8.0 min.
                            % VO                   10 max.

                        Uster Eveness
                          Uster CV%                16-17
                            %VO                    1.0 max.

                        Imperfection Count
                          Thin Places              150 max.
                          Thick Places             350 max.
                          Neps                     600 max.

                        Classimat
                          Minors                   200 max.
                          Majors                   1 max.
                          Long Thick Places        1 max.
                          Long Thin Places         10 max.

                        Polyester                  High Tenacity

                        Package Size               Metered

                                                   Plt.    4  -  143,000
             Yds.
                                                   Plt.  16   -  206,000
             Yds.

             /TABLE

                                                                   Page 7
                                         (16)

             Schedule D

                        SPECIFICATION FOR 37/1, 50/50 P/L MJS Yarn

                          PROPERTY                   SPECIFICATION

                        Yarn Count                 37
                          % VB                     1.4 max.

                        Skein Strength
                          Pounds                   63 min.
                          Break Factor             2365 min.

                        Single-end Strength
                          Grams Break              235 min.
                          % Vo                     11.5

                        Single-End Elongation
                          Percent                  8.5 min.
                          %VO                      11.0

                        Uster CV%                  17.0 max.
                          %Vb                      2.2 max.
                          Thins                    140 max.
                          Thicks                   300 max.
                          Neps                     300 max.

                        Classimat
                          Minors                   850 max.
                          Majors/Long Thicks       5 max.
                          Long Thins               300 max.

                        Package                    6#


                        Disposable Paper Cone 3 degree 51 minute taper
                        Color Coded
                        Bottom diameter cannot exceed 9-1/4 inches
                        Cone length cannot exceed 6-5/8 inches
                        Angle  of  wind to  equal  a 2-1/2  turn  drum on
             winder


             Specs. subject to minor changes.




                                                                   Page 8
                                         (17)

                            Schedule E




                                           SHEETING DIVISION


                                WEEKLY REQUIREMENTS FOR PURCHASED YARN
                                         (In Thousand Pounds)


               Yarn Type                   Plant 04    Plant 07    Plant 16    Total

               26/1    50/50 MJS-Filling      39.6       14.0          6.4      60.0
               34.5/1  50/50 O.E.-Warp       185.0       42.0        107.0     334.0
               37/1    50/50 MJS-Filling     159.0       27.3         76.0     262.3

                       Total                 383.6       83.3        189.4     656.3


               /TABLE

                                                                   Page 9
                                         (18)

               Schedule F





                                 Cotton Requirements Per Pound of Yarn

                                               Waste      Cotton       Cotton Required
               Yarn Type                       Factor     Content      Per   Pound   of
               Yarn

               26/1 50/50 M.J.S. - Filling       *        .5 pounds            *

               34.5/1 50/50 O.E. - Warp          *        .5 pounds            *

               37/1 50/50 M.J.S. - Filling       *        .5 pounds            *






               At the end of 1996, Parkdale agrees to allow Fieldcrest Cannon personnel to review the waste recover process.







          *Information has been omitted as confidential and filed separately with the Commission.




















                                                                  Page 10
                                         (19)

                            Schedule G





                                     Parkdale's Cost of Conversion


                                                               Conversion Costs
                        Yarn Type                              Per Pound

                        26/1     50/50 M.J.S. - Filling        $*

                        34.5/1   50/50 O.E. - Warp             $*

                        37/1     50/50 M.J.S. - Filling        $* for 1996
                                                               $* for 1997, 1998











               *Information  has  been   omitted  as  confidential   and  filed
                separately with the Commission.






























                                                                  Page 11
                                         (20)

              Schedule H




                                  Schedule for Cotton Price Fixations




                 Cotton Requirement for
                 Projected Yarn Deliveries

                                          Prices Should be Fixed      N.Y. Futures
                 Quarter       Bales             Prior To             Cover Month

                 First         9500            November 30              March

                 Second        9500            February 28              May

                 Third         9500            May 31                   July

                 Fourth        9500            August 30                December






                 Persons responsible for price fixation orders at Fieldcrest
                 Cannon:  Frank Garnier, and in his absence, Carol Kasten


                 Persons responsible for price fixation executions at Parkdale:
                   Duke Kimbrell, and in his absence, Andy Warlick




























                                                                Page 12
                                         (21)
                                                             Exhibit 11

          Computation of Primary and Fully Diluted Net Income Per Share

                                                                     For the three months
                                                                        ended March 31
                                                                    1996               1995
         Average shares outstanding                               8,954,830         8,794,159

         Add shares assuming exercise of
           options reduced by the number
           of shares which could have been
           purchased with the proceeds from
           exercise of such options                                   7,389            12,816

         Average shares and equivalents
           outstanding, primary                                   8,962,219         8,806,975


         Average shares outstanding                               8,954,830         8,794,159

         Add shares giving effect to the
           conversion of the convertible
           subordinated debentures                                    (1)               (1)

         Add shares giving effect to the
           conversion of the convertible
           preferred stock                                            (1)               (1)

         Add shares assuming exercise of
           options reduced by the number
           of shares which could have been
           purchased with the proceeds from
           exercise of such options                                   9,627            13,704

         Average shares and equivalents
           outstanding, assuming full
           dilution                                               8,964,457         8,807,863

         Primary Earnings

           Net income (loss)                                    $  (677,000)      $ 3,563,000

           Preferred dividends                                   (1,125,000)       (1,125,000)

           Earnings (loss) on Common                            $(1,802,000)      $ 2,438,000

         Primary earnings (loss) per share                      $      (.20)      $       .28

         Fully Diluted Earnings

           Earnings (loss) on Common                            $(1,802,000)      $ 2,438,000

           Add convertible subordinated
           debenture interest, net of taxes                          (1)                (1)

           Add convertible preferred dividends                       (1)                (1)

           Net income (loss)                                    $(1,802,000)      $ 2,438,000

         Fully diluted earnings (loss) per share                $      (.20)      $       .28

(1)The assumed conversion of the Registrant's Convertible Subordinated Debentures and Convertible Preferred Stock for the three month periods ended March 31, 1996 and 1995 would have an anti-dilutive effect for the computation of earnings per share; therefore, conversion has not been assumed for these periods.

                                                 (22)