Form 10-Q
period 1996-06-30
FIELDCREST CANNON INC
filed 1996-08-09
CIK 35469

                    UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549

                                        FORM 10-Q

          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        June 30, 1996

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

          Registrant's telephone number, including area code 704-939-2000



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

                     Number of shares outstanding    July 31, 1996

                           Common Stock  9,038,251


                                                        Total pages 19
                                                        Exhibit Index Page 11

                            PART 1. FINANCIAL INFORMATION

     FIELDCREST CANNON, INC.
     Consolidated statement of financial position

                                                      June 30,   December 31,
     Dollars in thousands                              1996         1995
     Assets
     Cash                                            $  10,460     $  9,124
     Accounts receivable                               181,907      168,112
     Inventories (note 3)                              254,387      228,167
     Other prepaid expenses and current assets           2,031        3,446
     Total current assets                              448,785      408,849
     Plant and equipment, net                          336,981      342,285
     Deferred charges and other assets                  60,185       61,812

     Total assets                                    $ 845,951     $812,946


     Liabilities and shareowners' equity

     Accounts and drafts payable                     $  77,952     $ 54,274
     Deferred income taxes                              18,547       17,593
     Accrued liabilities                                62,354       67,725
     Current portion of long-term debt                   6,930          780
     Total current liabilities                         165,783      140,372
     Senior long-term debt                             162,425      155,262
     Subordinated long-term debt                       203,750      210,000
     Total long-term debt                              366,175      365,262
     Deferred income taxes                              42,730       40,475
     Other non-current liabilities                      54,584       51,406

     Total liabilities                                 629,272      597,515

     Shareowners' equity:
     Preferred Stock, $.01 par value,
     10,000,000 authorized, 1,500,000 issued
     and outstanding June 30, 1996 and
     December 31, 1995 (aggregate liquidation
     preference of $75,000)                                 15           15

     Common Stock, $1 par value,
     25,000,000 authorized, 12,644,651 issued
     June 30, 1996 and 12,560,826
     December 31, 1995                                  12,645       12,561

     Additional paid in capital                        222,990      221,025
     Retained earnings                                  98,254       99,055
     Excess purchase price for Common Stock
       acquired and held in treasury -
       3,606,400 shares                               (117,225)    (117,225)

     Total shareowners' equity                         216,679      215,431

     Total liabilities and shareowners' equity        $845,951     $812,946
     /TABLE

                                See accompanying notes
                                         (2)

   FIELDCREST CANNON, INC.
   Consolidated statement of income and retained earnings

                                        For the three months   For the six months
   Dollars in thousands,                   ended June 30         ended June 30
   except per share data                  1996       1995        1996      1995

   Net sales                            $277,803   $273,048    $527,774  $530,057


   Cost of sales                         241,802    238,662     456,914   452,687
   Selling, general and administrative    25,036     25,644      50,153    52,346
   Restructuring charges                       -      4,530       3,630     8,454

   Total operating costs and expenses    266,838    268,836     510,697   513,487

   Operating income                       10,965      4,212      17,077    16,570

   Other deductions (income):
     Interest expense                      7,281      6,681      14,336    13,483
     Other, net                              282          -         422      (144)


   Total other deductions                  7,563      6,681      14,758    13,339

   Income (loss) before income taxes       3,402     (2,469)      2,319     3,231
   Federal and state income
     taxes (benefit)                       1,276       (925)        870     1,212

   Net income (loss)                       2,126     (1,544)      1,449     2,019
   Preferred dividends                    (1,125)    (1,125)     (2,250)   (2,250)


   Earnings (loss) on common               1,001     (2,669)       (801)     (231)

   Amount added to (subtracted from)
     retained earnings                     1,001     (2,669)       (801)     (231)
   Retained earnings,
    beginning of period                   97,253    121,718      99,055   119,280

   Retained earnings, end of period      $98,254   $119,049     $98,254  $119,049

   Net income (loss) per common share    $   .11   $   (.30)    $  (.09) $   (.02)
   Fully diluted income (loss)
    per common share                     $   .11   $   (.30)    $  (.09) $   (.02)

      Average primary shares outstanding           9,001,981     8,860,341    8,982,100    8,833,658
   Average fully diluted shares outstanding     9,001,981     8,860,199    8,983,219    8,834,032

   /TABLE

                                See accompanying notes

                                         (3)

     FIELDCREST CANNON, INC.
     Consolidated statement of cash flows

                                                             Six Months
                                                            ended June 30
     Dollars in thousands                               1996            1995
     Increase (decrease) in cash
     Cash flows from operating activities:
     Net income                                      $  1,449       $  2,019
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                     17,853         15,710
     Deferred income taxes                              2,255          2,471
     Other                                              6,989         (1,377)
     Change in current assets and liabilities,
       excluding effects of acquisition of Sure Fit:
       Accounts receivable                            (13,795)         6,860
       Inventories                                    (26,220)       (27,060)
       Other prepaid expenses and current assets        1,415            577
       Accounts payable and accrued liabilities        18,307           (542)
       Federal and state income taxes                       -         (2,268)
       Deferred income taxes                              954         (1,372)

       Net cash provided by (used in)
          operating activities                          9,207         (4,982)

     Cash flows from investing activities:
     Additions to plant and equipment                 (15,362)       (32,447)
     Proceeds from disposal of plant and equipment      2,637            621
     Proceeds from net assets held for sale                 -         20,800
     Purchase of Sure Fit, net of cash acquired             -        (27,300)

       Net cash (used in) investing activities        (12,725)       (38,326)

     Cash flows from financing activities:
     Increase in revolving debt                         7,478         45,502
     Payments on long-term debt                          (415)        (1,101)
     Proceeds from sale of common stock                    41             57
     Dividends paid on preferred stock                 (2,250)        (2,250)

       Net cash provided by financing activities        4,854         42,208

     Increase (decrease) in cash                        1,336         (1,100)


     Cash at beginning of year                          9,124          5,885


     Cash at end of period                            $10,460       $  4,785

                See accompanying notes

                                         (4)

                               FIELDCREST CANNON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     June 30, 1996



          1. Basis of Presentation
             The consolidated financial statements are unaudited. In the opinion of management all adjustments, consisting only of normal recurring items, have been made which are necessary to show a fair presentation of the financial position of the Company at June 30, 1996 and the related results of operations for the three and six months ended June 30, 1996 and 1995. The unaudited consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995.

          2. Income Per Common Share
             Reference is made to Exhibit 11 to this Form 10-Q for a computation of primary and fully-diluted net income per Common share.

          3. Inventories
             Inventories are classified as follows:

                                             June 30,       December 31,
             (In thousands)                    1996             1995
             Finished goods                  $138,736         $117,776
             Work in process                   81,965           72,315
             Raw materials and supplies        33,686           38,076

                                             $254,387         $228,167

             At June 30, 1996 approximately 77% of the inventories were valued on the last-in, first-out method (LIFO).



                                         (5)

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Changes in Financial Condition

          The Company's  debt (including  the current portion  of long-term debt) increased $7.5 million during the first six months of 1996. Debt increased primarily because inventories increased $26.2 million due to normal seasonal inventory build-up. Capital expenditures totaled $15.4 million for the first six months of 1996 compared to $32.4 million for the first six months of 1995. Included in the 1996 and 1995 capital expenditures are $4.7 million and $17.8 million, respectively, for the new weaving plant at the Company's Columbus, GA/Phenix City, Ala. towel mill. Capital expenditures for 1996 are expected to be approximately $35 million. At June 30, 1996, approximately $32.4 million of the Company's $195 million revolving credit facility was available and unused. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations, borrowings under the Company's revolving credit facility, and, possibly, the sale of long-term debt or equity securities.

          The Company has retained a financial advisor in connection with the possible sale of its Blanket Division, which had net sales of $71 million in 1995 and net assets of approximately $40 million. Proceeds from any sale would be used to reduce debt and for reinvestment in the Company's core businesses.


          Changes in Results of Operations

          Quarter Ended June 30, 1996 vs. Quarter Ended June 30, 1995

          Net sales for the second quarter of 1996 were $277.8 million compared to $273.0 million in the second quarter of 1995, an increase of 2%. The increase in revenues was due primarily to volume increases.

          Gross profit margins  increased from 12.6% in  the second quarter
          of  1995 to 13.0%  in the second  quarter of 1996.   The increase
          reflects the benefits of the new towel facility in Phenix City, Alabama, and a series of cost-reduction programs implemented by
          the Company.   These include  the Bed Division's  closing of  two
          yarn facilities in the first quarter  and the division's decision
          to  begin  purchasing  yarn  from  outside  suppliers.   The  Bed
          Division's changes are expected to result in annual pre-tax savings of approximately $9 million. The increase in margins was mitigated by lower mill activity, higher cotton costs and $1.6 million of equipment relocation and employee training costs related to the consolidation and closing of two towel facilities. Additional operating costs of approximately $1 million are expected in the third quarter of 1996 before benefits of the
          towel  consolidation are  realized.   The towel  consolidation is


          expected to result in annual pre-tax savings of $8 million to $9 million.



                                         (6)

          Selling, general and administrative expenses decreased as a percentage of sales from 9.4% to 9.0% in the second quarter of 1996 compared to the same quarter of 1995. The decrease was due primarily to lower payroll costs associated with the New York office reorganization and the early retirement program implemented during 1995.

          In the second quarter of 1995 operating income was reduced by pre-tax restructuring charges of $4.5 million related to the reorganization of the Company's New York operations.

          Operating income as a percentage of sales increased to 3.9% in the second quarter of 1996 from 1.5% in the second quarter of 1995. The increase was due to the $4.5 million of 1995 restructuring charges, improved gross margins and lower selling, general and administrative expenses.

          Interest expense increased $.6 million in the second quarter of 1996 as compared to the second quarter of 1995 due primarily to an increase in average debt outstanding.

          The effective income tax rate was 37.5% for the second quarters of 1996 and 1995.

          Net income was $2.1 million, or $.11 per share in the second quarter of 1996, compared to a net loss of $1.5 million, or $.30 per share, in the second quarter of 1995.



          Six  Months Ended June  30, 1996 vs.   Six Months  Ended June 30,
          1995

          Net sales for the first six months of 1996 were $527.8 million compared to $530.1 million in the first six months of 1995. The decrease in revenues was due primarily to volume decreases which occurred during the first three months of the period.

          Gross profit margins decreased from 14.6% in the first six months of 1995 to 13.4% in the first six months of 1996. The decrease was due primarily to lower mill activity, higher raw material prices and $1.6 million of equipment relocation and employee training costs related to the consolidation and closing of two towel facilities.

          Selling, general and administrative expenses decreased as a percentage of sales from 9.9% to 9.5% in the first six months of 1996 compared to the first six months of 1995. The decrease was due primarily to lower payroll costs associated with the New York office reorganization and the early retirement program implemented during 1995.

          Pre-tax restructuring charges  of $3.6 million  in the first  six


          months of 1996 relate to closing a towel weaving plant and a yarn manufacturing plant as a part of the Company's ongoing consolidation effort to utilize assets more effectively. The restructuring charges of $8.5 million in the first six months of 1995 relate to the reorganization of the Company's New York operations.

                                         (7)

          Operating income as a percentage of sales increased to 3.2% in the first six months of 1996 from 3.1%.

          Interest expense increased $.9 million the first six months of 1996 as compared to the first six months of 1995 due primarily to an increase in average debt outstanding.

          The effective income tax rate was 37.5% for the first six months of 1996 and 1995.

          Net income, after the effect of the restructuring charges, was $1.4 million, a $.09 loss per share after preferred dividends, for the first six months of 1996 compared to net income of $2.0 million, a $.02 loss per share after preferred dividends, for the first six months of 1995.


          Forward-Looking Statements

          Certain statements in management's financial discussion and analysis above contain forward-looking information, including the statements under the discussion of the quarter ended June 30, 1996 versus the quarter ended June 30, 1995 relating to the amount of expected annual pre-tax savings from certain changes in the Bed Division and the timing and amount of savings expected to result from the Company's towel consolidation efforts. Actual results and trends could differ materially from those that are reflected in such statements due to a variety of important factors, including changes in the Company's product sales mix and market conditions for bed and bath products.








                                         (8)

                              PART II. OTHER INFORMATION
                               FIELDCREST CANNON, INC.


          Item 4. Submission of Matters to a Vote of Security Holders

             (a). The  Company held its  Annual Meeting  of Stockholders on
                  April 29, 1996.

             (b). Not applicable.

             (c). Holders of Common  Stock (one  vote per  share) voted  at this meeting on the following matters, which were set forth in full in the Registrant's Proxy statement dated March 27, 1996.

                  I. Election of Directors:

                                                       Votes


                  Nominee:                      For           Withheld

                  James M. Fitzgibbons       8,233,834         90,184
                  William E. Ford            8,234,029         89,989
                  John C. Harned             8,240,594         83,424
                  Noah T. Herndon            8,240,858         83,160
                  S. Roger Horchow           8,232,510         91,508
                  W. Duke Kimbrell           8,237,754         86,264
                  C. J. Kjorlien             8,236,983         87,035
                  Alexandra Stoddard         8,224,938         99,080


                  II. Selection of Independent Auditors:

                                                       Votes

                  For                               8,279,326
                  Against                              27,139
                  Abstain                              17,553


          (d).    Not applicable



          Item 6.   Exhibits and Reports on Form 8-K


             (a).   Exhibits


                    10-1. Fifth Amendment to Third Amended and Restated Revolving Credit Agreement dated March 29, 1996


                    11. Computation of Primary and Fully Diluted Net Income Per Share.

                                         (9)

             (b).   Reports on Form 8-K

                    The  Registrant  did   not  file  any  reports  to   the
                    Commission on Form 8-K for the quarter ended June 30, 1996.












                                 S I G N A T U R E S

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                               FIELDCREST CANNON, INC.
                                                (Registrant)






                                         BY: /s/ T. R. Staab
                                             T. R. Staab
                                             Vice President and
                                             Chief Financial Officer







          Date:  August 9, 1996


                                         (10)

                                  EXHIBIT INDEX TO

                         QUARTERLY REPORT ON FORM 10-Q FOR

                               FIELDCREST CANNON, INC.

                        FOR THE QUARTER ENDED JUNE 30, 1996






          Exhibit                                            Page
          Number              Description                    Number

          (10.1)       Fifth Amendment to Third Amended
                       and Restated Revolving Credit
                       Agreement dated March 29, 1996        12-18

          (11)         Computation of Primary and Fully
                       Diluted Net Income Per Share            19








                                        (11)



                                                               Exhibit 10.1

                                   FIFTH AMENDMENT
                                          to
                              THIRD AMENDED AND RESTATED
                              REVOLVING CREDIT AGREEMENT



               This FIFTH AMENDMENT (the "Amendment"), dated as of March 29, 1996, is by and among FIELDCREST CANNON, INC., a Delaware corporation (the "Company"), the lenders listed on the signature pages hereto (the "Lenders"), BANK OF AMERICA ILLINOIS (formerly known as Continental Bank N.A.), CORESTATES BANK, N.A. (formerly known as Philadelphia National Bank) and FIRST UNION NATIONAL BANK OF NORTH CAROLINA, as lead managers for the Lenders (collectively, the "Lead Managers"), and THE FIRST NATIONAL BANK OF BOSTON, as agent for the Lenders (the "Agent").

               WHEREAS, the Company, the Lenders, the Lead Managers and the Agent are parties to that certain Third Amended and Restated Revolving Credit Agreement, dated as of March 10, 1994, as amended (as so amended, the "Credit Agreement"); and

               WHEREAS, the Company, the Lenders, the Lead Managers and the Agent have agreed, subject to the terms and conditions set forth herein, to amend certain provisions of the Credit Agreement as set forth herein;

               NOW, THEREFORE, the parties hereto hereby agree as follows:

               Para. 1. CERTAIN DEFINED TERMS. Capitalized terms which are used herein without definition and which are defined in the Credit Agreement shall have the same meanings herein as in the Credit Agreement.

               Para. 2.  AMENDMENT TO CREDIT AGREEMENT.

                  (a) Section 1 of the Credit Agreement is hereby amended by adding the following new definitions in the appropriate places in the alphabetical sequence thereof:

                       Mill  Closing  Expenses  Amount.   For  any fiscal
                  quarter  of  the  Company,  the  aggregate   amount  of
                  restructuring expenses incurred by the Company as normal operating expenses during such fiscal quarter as
                  a  result  of  the  closure  of  the  Company's   towel
                  manufacturing facility, known as Plant 19, located in York, South Carolina and the Company's yarn plant, known as Plant 15, located in Concord, North Carolina,






                  including costs

                                         -1-


                                         (12)
                  resulting from the relocation of equipment, the costs of training employees for production transferred to the Company's remaining towel manufacturing facilities and idle plant costs, as such amount is identified by the Company to the Agent in a manner satisfactory to the Agent in all respects.


                       Mill  Closing  Restructuring  Charge.   An  amount
                  equal to the one-time charge against Consolidated Net Income of the Company and its Subsidiaries for the fiscal quarter of the Company ending March 31, 1996 incurred as a result of the closing of the Company's towel manufacturing facility, known as Plant 19, located in York, South Carolina and the Company's yarn plant, known as Plant 15, located in Concord, North Carolina, as such amount is reflected in the consolidated financial statements of the Company and its Subsidiaries for such fiscal period; provided that in no event shall the Mill Closing Restructuring Charge include the Mill Closing Expenses Amount.

                  (b) The definition of "Consolidated Net Income" set forth in para. 1 of the Credit Agreement is hereby amended by deleting the word "and" at the end of clause (c) thereof and substituting therefor a comma and inserting before the period at the end of the definition of "Consolidated Net Income" the following text: ", (e) there shall be added to Consolidated Net Income for the fiscal quarter ending March 31, 1996, an amount equal to the Mill Closing Restructuring Charge, as determined on a basis, provided that in no event shall the aggregate amount added to Consolidated Net Income pursuant to this clause (e) exceed $5,000,000, and (f) there shall be added to Consolidated Net Income for the fiscal quarters ending March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996 an amount equal to the Mill Closing Expenses Amount for such fiscal quarter, as determined on a pre-tax basis, provided that in no event shall the aggregate amount added to Consolidated Net Income for the combined four quarter fiscal period pursuant to this clause (f) exceed $3,200,000, all as determined in accordance with Generally Accepted Accounting Principles."

                  Para. 3.  AFFIRMATION   BY   THE   COMPANY    AND   THE
             GUARANTORS.

                  (a) The Company hereby ratifies and confirms all of the Lender Obligations, including, without limitation, the






             Loans, and the Company hereby affirms its absolute and unconditional promise to pay to the Lenders the Loans and all other amounts due under the Credit Agreement as amended hereby. The Company hereby confirms that the Lender Obligations are and remain secured pursuant to the Security Documents to which the Company is a party.
                                         -2-
                                         (13)

                  (b) Each of Crestfield Cotton, FCC Canada, Encee, Fieldcrest International, St. Mary's, Fieldcrest Transportation, Fieldcrest Financing, Fieldcrest Licensing and Fieldcrest Sure Fit hereby acknowledges the provisions of this Amendment and hereby reaffirms its absolute and unconditional guaranty of the Company's payment and performance of the Lender Obligations to the Banks as more fully described in the Guaranty to which such Person is a party. Each of the Secured Guarantors hereby confirms that its obligations under the Guaranty to which it is a party are and remain secured pursuant to the Security Documents to which it is a party.

                  Para. 4.  REPRESENTATIONS AND WARRANTIES.   The Company
             hereby represents and warrants to the Lenders as follows:


                  (a)  Representations     and    Warranties.         The
             representations and warranties contained in para. 6 of the Credit Agreement were true and correct in all material respects when made. The representations and warranties contained in para. 6 of the Credit Agreement, as amended hereby, are true and correct on the date hereof.

                  (b)  Enforceability.  The execution and delivery by the
             Company and the Secured Guarantors of this Amendment and all other instruments and agreements required to be executed and delivered by the Company and the Secured Guarantors, as the case may be, in connection with the transactions contemplated hereby or referred to herein (collectively, the "Amendment Documents"), and the performance by the Company and the Secured Guarantors of the Amendment Documents and
             the Credit Agreement, as amended hereby, are within the corporate powers of the Company and the Secured Guarantors, as the case may be, and have been duly authorized by all necessary corporate action on the part of the Company and the Secured Guarantors, as the case may be. Each of the Amendment Documents and the Credit Agreement, as amended hereby, are valid and legally binding obligations of the Company and the Secured Guarantors, as the case may be, enforceable in accordance with their terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or affecting the enforcement of creditors' rights in general.

                  (c)  No Default.   No Default  or Event of  Default has






             occurred and is continuing and no Default or Event of Default will exist after the execution and delivery of this Amendment or after the consummation of the transactions contemplated hereby.

                  Para. 5.  EFFECTIVENESS.  This  Amendment shall  become
             effective  upon  satisfaction  of   each  of  the  following
             conditions precedent on or prior to March 31, 1996:

                                         -3-
                                         (14)

                  (a) Delivery. The Company, the Majority Lenders, the Agent and the guarantors referred to in para. 3(b) hereof shall have executed and delivered this Amendment.

                  (b) Proceedings and Documents. All proceedings in connection with the transactions contemplated by this Amendment and all documents incident hereto shall be satisfactory in form and substance to the Agent, and the Agent shall have received all information and such counterpart originals or certified or other copies of such documents as the Agent may reasonably request.

                  Para. 6.  MISCELLANEOUS  PROVISIONS.    (a)  Except  as
             otherwise expressly provided by this Amendment, all of the terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby, shall continue in full force and effect, and that this Amendment and such Credit Agreement shall be read and construed as one instrument. The consent granted hereunder is limited to the specific matters referred to herein and the Lenders shall not have any obligation to issue any further consent with respect to the subject matter of this consent or any other matter.

                  (b) This Amendment is intended to take effect as an agreement under seal and shall be construed according to and governed by the laws of the Commonwealth of Massachusetts.

                  (c) This Amendment may be executed in any number of counterparts, but all such counterparts shall together constitute but one instrument. In making proof of this Amendment it shall not be necessary to produce or account for more than one counterpart signed by each party hereto by and against which enforcement hereof is sought.

                  (d) The Company hereby agrees to pay to the Agent, on demand by the Agent, all reasonable out-of-pocket costs and expenses incurred or sustained by the Agent in connection with the preparation of this Amendment and the documents referred to herein (including reasonable legal fees).

                                         (15)

                  IN  WITNESS WHEREOF,  the  parties  have executed  this
             Fifth Amendment as of the date first above written.

                                      FIELDCREST CANNON, INC.


                                      By:/s/ T. R. Staab
                                         Title:  Vice President and
                                                Chief Financial Officer

                                      THE FIRST NATIONAL BANK
                                        OF BOSTON, as Agent

                                      By:/s/ Mitchell B. Feldman
                                         Title:  Managing Director


                                      THE FIRST NATIONAL BANK
                                        OF BOSTON


                                      By:/s/ Mitchell B. Feldman
                                         Title:  Managing Director


                                      BANK OF AMERICA ILLINOIS,
                                        individually and as Lead Manager


                                      By:/s/ Deirdre B. Doyle
                                         Title:  Vice President


                                      CORESTATES BANK, N. A.,
                                      individually and as Lead Manager


                                      By:/s/ James P. Richards
                                      Title:  Vice President

                                         (16)






                                      FIRST UNION NATIONAL BANK
                                      OF NORTH CAROLINA, individually
                                      and as Lead Manager
                                      By:/s/ J. M. Highsmith
                                      Title:  Senior Vice President


                                      BANK OF MONTREAL

                                      By:
                                      Title:


                                      MELLON BANK, N. A.

                                      By:/s/ Charles M. Staub
                                      Title:  Vice President


                  Each of  the undersigned joins in  this Fifth Amendment
             for purposes of para. (b) hereof.
                                      CRESTFIELD COTTON COMPANY


                                      By:/s/ T. R. Staab
                                        Title:  Vice President and
                                                Treasurer


                                      FCC CANADA, INC.


                                      By:/s/ T. R. Staab
                                        Title:  Vice President and
                                                Treasurer


                                      ENCEE, INC.


                                      By:/s/ T. R. Staab
                                        Title:  Vice President and
                                                Treasurer

                                         (17)






                                      FIELDCREST CANNON
                                        INTERNATIONAL, INC.


                                      By:/s/ T. R. Staab
                                        Title:  Vice President and
                                                Treasurer


                                      ST. MARY'S, INC.


                                      By:/s/ T. R. Staab
                                        Title:  Vice President and
                                                Treasurer

                                      FIELDCREST CANNON
                                        TRANSPORTATION, INC.


                                      By:/s/ T. R. Staab
                                        Title:  Vice President and
                                                Treasurer


                                      FIELDCREST CANNON LICENSING, INC.


                                      By:/s/ John E. Setliff, Jr.
                                        Title:  Vice President


                                      FIELDCREST CANNON FINANCING, INC.


                                      By:/s/ John E. Setliff, Jr.
                                        Title:  Vice President


                                      FIELDCREST CANNON SURE FIT, INC.


                                      By:/s/ T. R. Staab
                                        Title:  Vice President and
                                           Chief Financial Officer

                                         (18)

                                                     Exhibit 11
             Computation of Primary and Fully Diluted Net Income Per Share

                                               For the three months        For the six months
                                                  ended June 30               ended June 30
                                               1996            1995        1996          1995
     Average shares outstanding              8,992,496     8,848,175      8,973,663    8,821,167

     Add shares assuming exercise of
       options reduced by the number
       of shares which could have been
       purchased with the proceeds from
       exercise of such options                  9,485        12,166          8,437       12,491

     Average shares and equivalents
       outstanding, primary                  9,001,981     8,860,341      8,982,100    8,833,658

     Average shares outstanding              8,992,496     8,848,175      8,973,663    8,821,167

     Add shares giving effect to the
       conversion of the convertible
       subordinated debentures                  (1)           (1)            (1)           (1)

     Add shares giving effect to the
       conversion of the convertible
       preferred stock                          (1)           (1)            (1)           (1)

     Add shares assuming exercise of
       options reduced by the number
       of shares which could have been
       purchased with the proceeds from
       exercise of such options                  9,485        12,024          9,556       12,865

     Average shares and equivalents
       outstanding, assuming full
       dilution                              9,001,981     8,860,199      8,983,219    8,834,032

     Primary Earnings

       Net income (loss)                   $ 2,126,000   $(1,544,000)    $1,449,000   $2,019,000

       Preferred dividends                  (1,125,000)   (1,125,000)    (2,250,000)  (2,250,000)

       Earnings (loss) on Common           $ 1,001,000   $(2,669,000)    $ (801,000) $  (231,000)

     Primary earnings (loss)
       per common share                    $       .11   $      (.30)    $     (.09) $      (.02)

     Fully Diluted Earnings

       Earnings (loss) on Common           $ 1,001,000   $(2,669,000)    $ (801,000) $  (231,000)

       Add convertible subordinated
       debenture interest, net of taxes         (1)           (1)            (1)           (1)

       Add convertible preferred dividends      (1)           (1)            (1)           (1)

       Net income (loss)                   $ 1,001,000   $(2,669,000)    $ (801,000) $  (231,000)
     Fully diluted earnings (loss)
       per Common share                    $       .11   $      (.30)    $     (.09) $      (.02)

          (1) The assumed conversion of the Registrant's Convertible Subordinated Debentures and Convertible Preferred Stock for the three months and six months ended June 30, 1996 and 1995 would have an anti-dilutive effect for the computation of earnings per share; therefore, conversion has not been assumed for these periods.
                                         (19)