Form 10-Q
period 1996-09-30
FIELDCREST CANNON INC
filed 1996-11-12
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549

                                        FORM 10-Q

          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     September 30, 1996

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

                     Number of shares outstanding  October 31, 1996

                           Common Stock  9,087,192



                                                        Total pages 22

                                                        Exhibit Index Page 11
                            PART 1. FINANCIAL INFORMATION

     FIELDCREST CANNON, INC.
     Consolidated statement of financial position
                                                  September 30   December 31,
     Dollars in thousands                             1996          1995
     Assets
     Cash                                           $ 11,800      $  9,124
     Accounts receivable                             163,956       168,112
     Inventories (note 3)                            264,386       228,167
     Other prepaid expenses and current assets         1,077         3,446
     Total current assets                            441,219       408,849
     Plant and equipment, net                        332,532       342,285
     Deferred charges and other assets                59,241        61,812

     Total assets                                   $832,992      $812,946


     Liabilities and shareowners' equity

     Accounts and drafts payable                    $ 59,053      $ 54,274
     Deferred income taxes                            16,977        17,593
     Accrued liabilities                              70,156        67,725
     Current portion of long-term debt                 6,930           780
     Total current liabilities                       153,116       140,372
     Senior long-term debt                           169,998       155,262
     Subordinated long-term debt                     203,750       210,000
     Total long-term debt                            373,748       365,262
     Deferred income taxes                            37,743        40,475
     Other non-current liabilities                    54,696        51,406

     Total liabilities                               619,303       597,515

     Shareowners' equity:
     Preferred Stock, $.01 par value,
     10,000,000 authorized, 1,500,000 issued
     and outstanding September 30, 1996 and
     December 31, 1995 (aggregate liquidation
     preference of $75,000)                               15            15

     Common Stock, $1 par value,
     25,000,000 authorized, 12,693,592 issued
     September 30, 1996 and 12,560,826
     December 31, 1995                                12,694        12,561

     Additional paid in capital                      223,799       221,025
     Retained earnings                                94,406        99,055
     Excess purchase price for Common Stock
       acquired and held in treasury -
       3,606,400 shares                             (117,225)     (117,225)

     Total shareowners' equity                       213,689       215,431

     Total liabilities and shareowners' equity      $832,992      $812,946

                                See accompanying notes
                                         (2)


   FIELDCREST CANNON, INC.
   Consolidated statement of income and retained earnings
                                         For the three months  For the nine months
   Dollars in thousands,                ended September 30    ended September 30
   except per share data                  1996       1995        1996      1995
   Net sales                            $285,221   $280,524    $812,995  $810,581

   Cost of sales                         249,568    240,388     706,482   693,075
   Selling, general and administrative    28,253     26,342      78,406    78,688
   Restructuring charges                   4,500      7,082       8,130    15,536

   Total operating costs and expenses    282,321    273,812     793,018   787,299

   Operating income                        2,900      6,712      19,977    23,282

   Other deductions (income):
     Interest expense                      7,160      6,807      21,496    20,290
     Other, net                               97         29         519      (115)

   Total other deductions                  7,257      6,836      22,015    20,175

   Income (loss) before income taxes      (4,357)      (124)     (2,038)    3,107
   Federal and state income
     taxes (benefit)                      (1,634)      (109)       (764)    1,103

   Net income (loss)                      (2,723)       (15)     (1,274)    2,004
   Preferred dividends                    (1,125)    (1,125)     (3,375)   (3,375)

   Earnings (loss) on common              (3,848)    (1,140)     (4,649)   (1,371)

   Amount added to (subtracted from)
     retained earnings                    (3,848)    (1,140)     (4,649)   (1,371)
   Retained earnings,
    beginning of period                   98,254    100,195      99,055   100,426

   Retained earnings, end of period     $ 94,406   $ 99,055    $ 94,406  $ 99,055

   Net income (loss) per common share   $   (.43)  $   (.13)   $   (.52) $   (.15)
   Fully diluted income (loss)
    per common share                    $   (.43)  $   (.13)   $   (.52) $   (.15)

      Average primary shares outstanding            9,044,250    8,912,817     9,002,815   8,860,070
   Average fully diluted shares outstanding      9,044,250    8,912,817     9,003,562   8,860,293



                                See accompanying notes

                                         (3)



     FIELDCREST CANNON, INC.
     Consolidated statement of cash flows

                                                            Nine Months
                                                         ended September 30
     Dollars in thousands                               1996            1995
     Increase (decrease) in cash
     Cash flows from operating activities:
     Net income                                      $ (1,274)      $  2,004
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                     26,979         23,595
     Deferred income taxes                             (2,732)         1,012
     Other                                              8,625         (2,043)
     Change in current assets and liabilities,
       excluding effects of acquisition of Sure Fit:
       Accounts receivable                              4,156            118
       Inventories                                    (36,219)       (26,701)
       Other prepaid expenses and current assets        2,369            858
       Accounts payable and accrued liabilities         7,210         15,038
       Federal and state income taxes                       -         (2,268)
       Deferred income taxes                             (616)           (52)

       Net cash provided by operating activities        8,498         11,561

     Cash flows from investing activities:
     Additions to plant and equipment                 (21,035)       (49,761)
     Proceeds from disposal of plant and equipment      3,911          1,206
     Proceeds from net assets held for sale                 -         20,885
     Purchase of Sure Fit, net of cash acquired             -        (27,300)

       Net cash (used in) investing activities        (17,124)       (54,970)

     Cash flows from financing activities:
     Increase in revolving debt                        11,826         48,179
     Proceeds from issuance of long-term debt           3,610              -
     Payments on long-term debt                          (800)        (1,466)
     Proceeds from sale of common stock                    41             57
     Dividends paid on preferred stock                 (3,375)        (3,375)


       Net cash provided by financing activities       11,302         43,395

     Increase (decrease) in cash                        2,676            (14)

     Cash at beginning of year                          9,124          5,885

     Cash at end of period                           $ 11,800       $  5,871





       See accompanying notes

                                         (4)



                               FIELDCREST CANNON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1996



          1. Basis of Presentation
             The consolidated financial statements are unaudited. In the opinion of management all adjustments, consisting only of normal recurring items, have been made which are necessary to show a fair presentation of the financial position of the Company at September 30, 1996 and the related results of operations for the three and nine months ended September 30, 1996 and 1995. The unaudited consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1995.

          2. Income Per Common Share
             Reference is made to Exhibit 11 to this Form 10-Q for a computation of primary and fully-diluted net income per Common share.

          3. Inventories
             Inventories are classified as follows:

                                           September 30,    December 31,
             (In thousands)                    1996             1995
             Finished goods                  $128,389         $117,776
             Work in process                   83,016           72,315
             Raw materials and supplies        52,981           38,076

                                             $264,386         $228,167

             At September 30, 1996 approximately 72% of the inventories were valued on the last-in, first-out method (LIFO).


















                                         (5)


                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Changes in Financial Condition

          The Company's  debt (including  the current portion  of long-term debt) increased $14.6 million during the first nine months of 1996. Debt increased primarily because inventories increased $36.2 million due to normal seasonal inventory build-up. Capital expenditures totaled $21.0 million for the first nine months of 1996 compared to $49.8 million for the first nine months of 1995. Included in the 1996 and 1995 capital expenditures are $7.0 million and $27.9 million, respectively, for the new weaving plant at the Company's Columbus, GA/Phenix City, Ala. towel mill. Capital expenditures for 1996 are expected to be approximately $35 million. At September 30, 1996, approximately $28.0 million of the Company's $195 million revolving credit facility was available and unused. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations, borrowings under the Company's revolving credit facility, and, possibly, the sale of long-term debt or equity securities.

          During the third quarter the Company reached an agreement and on October 3, 1996 signed a definitive agreement to sell certain Blanket Division inventories and equipment to Pillowtex Corporation for $30 million in cash. The transaction includes a long-term trademark license royalty agreement under which Pillowtex will sell blankets and throws, bed pillows and mattress pads with Fieldcrest Cannon's brands and other marks. The Company is liquidating the remaining assets. The purchase price is subject to changes in inventory levels from June 30, 1996. The transaction will result in closing the Blanket Division facilities in Eden, N.C., and a workforce reduction of approximately 750 employees. The transaction is expected to take place by the end of 1996. Proceeds from the sale of the Blanket Division assets will be used to reduce debt and for reinvestment in the Company's core businesses which have historically earned higher margins than the blanket business.

          The Company's revolving credit facility requires, among other things, that the Company maintain certain financial ratios. The Company met all of its financial covenants as of September 30, 1996. The Company currently expects that operating results in the fourth quarter of 1996 will exceed the financial ratios required by the covenants for the fourth quarter. If this does not occur, the Company would be in violation at the end of the fourth quarter of certain of the above covenants but believes it can modify the covenants for future periods through an amendment of the facility.


                                         (6)


          Changes in Results of Operations

          Quarter   Ended   September   30,    1996   vs.   Quarter   Ended
          September 30, 1995

          Net sales for the third quarter of 1996 were $285.2 million compared to $280.5 million in the third quarter of 1995, an increase of 2%. The increase in revenues was due primarily to volume increases.

          Gross profit margins decreased from 14.3% in the third quarter of 1995 to 12.5% in the third quarter of 1996. The decrease in margins reflects lower mill activity, higher cotton costs and $1.7 million of equipment relocation and employee training costs related to the consolidation and closing of two towel facilities.

          Selling, general and administrative expenses increased as a percentage of sales from 9.4% to 9.9% in the third quarter of 1996 compared to the same quarter of 1995. The increase was due primarily to higher costs related to the outsourcing of the Company's information technology services and functions to the Lockheed Martin Corporation in August 1996. The higher level of information technology expenses is expected to continue.

          In the third quarter of 1996 operating income was reduced by pre-tax restructuring charges of $4.5 million for employee termination benefits and facility disposal costs related to the sale of certain Blanket Division assets to Pillowtex Corporation. In the third quarter of 1995 operating income was reduced by pre-tax restructuring charges of $7.1 million related to a voluntary early retirement program and the reorganization of the Company's New York operations.

          Operating income as a percentage of sales decreased to 1.0% in the third quarter of 1996 from 2.4% in the third quarter of 1995. The decrease was due to lower gross profit margins and increased selling, general and administrative expenses.

          Interest expense increased $.4 million in the third quarter of 1996 as compared to the third quarter of 1995 due primarily to higher rates under the revolver and an increase in average debt outstanding.

          The effective income tax rate was 37.5% for the third quarters of 1996 and 1995.

          A net loss, after the effect of the restructuring charges, of $2.7 million, or $.43 per share after preferred dividends, was incurred in the third quarter of 1996, compared to a net loss of $15 thousand, or $.13 per share after preferred dividends, in the third quarter of 1995.

          Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995

          Net  sales for the first nine months  of 1996 were $813.0 million


          compared to $810.6 million in the first nine months of 1995. The increase in revenues was due primarily to volume increases.


                                         (7)

          Gross profit margins decreased from 14.5% in the first nine months of 1995 to 13.1% in the first nine months of 1996. The decrease was due primarily to lower mill activity, higher raw material prices and $3.3 million of equipment relocation and employee training costs related to the consolidation and closing of two towel facilities.

          Selling, general and administrative expenses decreased as a percentage of sales from 9.7% to 9.6% in the first nine months of 1996 compared to the first nine months of 1995. The decrease was due primarily to lower payroll costs associated with the New York office reorganization and the early retirement program implemented during 1995 which were partially offset by higher information technology expenses in the third quarter of 1996.

          Pre-tax restructuring charges of $8.1 million in the first nine months of 1996 include $3.6 million for closing a towel weaving plant and a yarn manufacturing plant as a part of the Company's ongoing consolidation effort to utilize assets more effectively and $4.5 million for employee termination benefits and disposal costs related to sale of certain Blanket Division assets. The restructuring charges of $15.5 million in the first nine months of 1995 relate to the reorganization of the Company's New York operations and a voluntary early retirement program.

          Operating income as a percentage of sales decreased to 2.5% in the first nine months of 1996 from 2.9%. The decrease was due to lower gross margins which were partially offset by a decrease in selling, general and administrative expenses and a lower level of restructuring charges.

          Interest expense increased $1.2 million the first nine months of 1996 as compared to the first nine months of 1995 due primarily to an increase in average debt outstanding.

          The effective income tax rate was 37.5% for the first nine months of 1996 and 1995.

          A net loss, after the effect of the restructuring charges of $1.3 million, or $.52 per share was incurred for the first nine months of 1996 compared to net income of $2.0 million, a $.15 loss per share after preferred dividends, for the first nine months of 1995.

          Forward-Looking Statements

          Certain statements in management's financial discussion and analysis above contain forward-looking information, including the statements under the discussion of changes in financial condition relating to continued compliance with the financial covenants
          under the  Company's revolving  credit facility.   Actual results
          and trends could differ materially from those that are reflected in such statements due to a variety of important factors, including changes in the Company's product sales mix and market


          conditions for bed and bath products.





                                         (8)


          Item 6.   Exhibits and Reports on Form 8-K





             (a).   Exhibits


                    10.1 Sixth Amendment to Third Amended and Restated Revolving Credit Agreement dated October 9, 1996.

                    11 Computation of Primary and Fully Diluted Net Income Per Share.


             (b).   Reports on Form 8-K

                    The  Registrant  did   not  file  any  reports  to   the
                    Commission on Form  8-K for the quarter ended  September
                    30, 1996.









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







                                               FIELDCREST CANNON, INC.
                                                (Registrant)






                                         BY:  /s/ T. R. Staab
                                             T. R. Staab
                                             Vice President and
                                             Chief Financial Officer













          Date:  November 12, 1996






                                         (10)





                                  EXHIBIT INDEX TO

                         QUARTERLY REPORT ON FORM 10-Q FOR

                               FIELDCREST CANNON, INC.

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1996




          Exhibit                                            Page
          Number              Description                    Number


          (10.1)       Sixth Amendment to Third Amended
                       and Restated Revolving Credit
                       Agreement dated October 9, 1996       12 - 21

          (11)         Computation of Primary and Fully
                       Diluted Net Income Per Share            22

   /TABLE

                                        (11)


                                   SIXTH AMENDMENT
                                          to
                              THIRD AMENDED AND RESTATED
                              REVOLVING CREDIT AGREEMENT


               This SIXTH AMENDMENT (the "Amendment"), dated as of October 9, 1996, is by and among FIELDCREST CANNON, INC., a Delaware corporation (the "Company"), the lenders listed on the signature pages hereto (the "Lenders"), BANK OF AMERICA ILLINOIS (formerly known as Continental Bank N.A.), CORESTATES BANK, N.A. (formerly known as Philadelphia National Bank) and FIRST UNION NATIONAL BANK OF NORTH CAROLINA, as lead managers for the Lenders (collectively, the "Lead Managers"), and THE FIRST NATIONAL BANK OF BOSTON, as agent for the Lenders (the "Agent").

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

               2.   AMENDMENT OF CREDIT AGREEMENT.

               (a) Section 1 of the Credit Agreement is hereby amended by adding the following new definitions in the appropriate places in the alphabetical sequence thereof:

                    Blanket  Sale.  The  sale by  the Company  to Pillowtex
               Corporation of certain inventory and equipment related to the Company's manufacture and sale of blankets by its Blanket Division.

                    Blanket Sale Expense Amount.  For any fiscal quarter of
               the Company, the aggregate amount of idle plant costs incurred by the Company as normal operating expenses during such fiscal quarter as a result of the Blanket Sale and the closing of all or a portion of the Company's blanket





               manufacturing facilities in Eden, North Carolina, as such amount is identified by the Company to the Agent in a manner satisfactory to the Agent in all respects.

                                         -12-

                    Blanket Sale Restructuring Charge.   An amount equal to
               the one-time charge against Consolidated Net Income of the Company and its Subsidiaries for the fiscal quarter of the Company ending September 30, 1996 incurred as a result of the Blanket Sale and the closing of all or a portion of the Company's blanket manufacturing facilities located in Eden, North Carolina, as such amount is reflected in the consolidated financial statements of the Company and its Subsidiaries for such fiscal period; provided that in no event shall the Blanket Sale Restructuring Charge include the Blanket Sale Expense Amount.

               (b)  The definition of "Applicable Margin" set forth in 1 of the Credit Agreement is hereby amended by deleting such definition in its entirety, and substituting therefor the following:

                    Applicable Margin.   For  each period commencing  on an
               Adjustment Date through the date immediately preceding the next Adjustment Date (each a "Rate Adjustment Period"), the Applicable Margin shall be the applicable percentage set forth below with respect to the Company's Interest Coverage Ratio (calculated as described below), as determined at the end of the fiscal period of the Company and its Subsidiaries ending immediately prior to the applicable Rate Adjustment
               Period:

                  Interest
                  Coverage           Commitment     EuroRate     C/D Rate     Letter of
                    Ratio               Fee         Amounts      Amounts      Credit Fees
            Less than or equal         0.500%        2.250%       2.375%        2.250%
            to 0.50 to 1.00
            Greater than 0.50 to       0.500%        2.000%       2.125%        2.000%
            1.00 and less than or
            equal to 1.00 to 1.00
            Greater than 1.00 to       0.500%        1.750%       1.875%        1.750%
            1.00 and less than or
            equal to 1.50 to 1.00
            Greater than 1.50          0.375%        1.500%       1.625%        1.500%
            to 1.00

                    Notwithstanding  the  foregoing,  (a)  for  the  period
               commencing on January 15,  1996 through the date immediately


               preceding the first Adjustment Date to occur after December 29, 1995, the Applicable Margin shall be deemed to be the highest Applicable Margin set forth above and (b) if the Company fails to deliver any Compliance Certificate pursuant to 7.5(d) hereof then, for the period commencing on the next Adjustment Date to occur subsequent to such failure through the date immediately preceding the Adjustment Date which occurs immediately following the date on which such Compliance Certificate is delivered, the Applicable Margin shall be deemed to be the highest Applicable Margin set forth above. For purposes of calculating the Interest Coverage Ratio in order to determine the Applicable Margin, the Blanket Sale
                                         -13-

               Expense Amount shall not be added to Consolidated Net Income as provided in clause (h) of the definition of Consolidated Net Income.

               (c) The definition of "Consolidated Net Income" set forth in 1 of the Credit Agreement is hereby amended by deleting such definition in its entirety, and substituting therefor the following:

                    Consolidated Net  Income.  The consolidated  net income
               (or net deficit) of the Company and its Subsidiaries for any period, after deduction of all expenses, taxes, and other proper charges, all as determined in accordance with Generally Accepted Accounting Principles. In addition, there shall be added to Consolidated Net Income for each fiscal period an amount equal to the Cotton Writedown Charge, if any, for such fiscal period, as determined on an after-tax basis, and there shall be subtracted from Consolidated Net Income for such period an amount equal to the aggregate amount of reversals of Cotton Writedown
               Charges from prior fiscal periods, as determined on an after-tax basis, made in accordance with Generally Accepted Accounting Principles reflecting the consumption of the cotton to which the Cotton Writedown Charges from the prior fiscal periods relate, all as determined in accordance with Generally Accepted Accounting Principles; provided that for purposes of determining Consolidated Net Income in order to determine Consolidated EBIT and Consolidated EBITDA:

                    (a) the foregoing calculations in this sentence pertaining to Cotton Writedown Charges and reversals of Cotton Writedown Charges from prior periods shall be made using Cotton Writedown Charges and reversals of Cotton Writedown Charges from prior periods determined on a pre-tax basis;

                    (b) there  shall be  added to Consolidated  Net Income,
               for the fiscal period in which the Company adopted the accounting standards set forth in Financial Accounting Standard Board's Statement Nos. 106 and 109, an aggregate


               amount equal to the one-time non-cash accounting charges against Consolidated Net Income taken as a result of the adoption by the Company of the accounting standards set forth therein;

                    (c) there shall be added to Consolidated Net Income for
               the fiscal quarters ending March 31, 1995, June 30, 1995 and September 30, 1995 an amount equal to the Restructuring Charge, as determined on a pre-tax basis, provided, that in no event shall the aggregate amount added to Consolidated Net Income pursuant to this clause (c) exceed $15,536,000;

                    (d) there shall be added to Consolidated Net Income for
               the fiscal quarter ending December 31, 1995 an amount equal to the Yarn Spinning Charge, as determined on a pre-tax basis,

                                         -14-

               provided that in no event shall the aggregate amount added to Consolidated Net Income pursuant to this clause (d) exceed $5,000,000;

                    (e) there shall be added to Consolidated Net Income for
               the fiscal quarter ending March 31, 1996, an amount equal to the Mill Closing Restructuring Charge, as determined on a pre-tax basis, provided that in no event shall the aggregate amount added to Consolidated Net Income pursuant to this clause (e) exceed $5,000,000;

                    (f) there shall be added to Consolidated Net Income for
               the fiscal quarters ending March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996 an amount equal to the Mill Closing Expenses Amount for such fiscal quarter, as determined on a pre-tax basis, provided that in no event shall the aggregate amount added to Consolidated Net Income for the combined four quarter fiscal period pursuant to this clause (f) exceed $3,200,000;

                    (g) there shall be added to Consolidated Net Income for
               the fiscal quarter ended September 30, 1996, an amount equal to the Blanket Sale Restructuring Charge, as determined on a pre-tax basis, provided that in no event shall the aggregate amount added to Consolidated Net Income pursuant to this clause (g) exceed $4,500,000; and

                    (h) there shall be added to Consolidated Net Income for
               each of the fiscal quarters of the Company ended during the period commencing on January 1, 1997 and ending on December
               31, 1998 an amount equal to the Blanket Sale Expense Amount for such fiscal quarter, as determined on a pre-tax basis, provided that in no event shall the aggregate amount added to Consolidated Net Income for the combined four quarter fiscal period ended December 31, 1997 exceed $1,000,000 and in no event shall the aggregate amount added to Consolidated


               Net Income for the combined four quarter fiscal period ended December 31, 1998 exceed $1,000,000; all as determined in accordance with Generally Accepted Accounting Principles.

               3.   WAIVER.    (a)  Section  8.6 of  the  Credit  Agreement
          provides that the Company will not sell, lease or otherwise dispose of its assets except for (i) sales of inventory in the ordinary course of business, and (ii) sales of assets (other than Collateral) in arm's-length transactions for cash and for fair and reasonable value. The Company has requested that the Lenders waive the above-described provision of 8.6 of the Credit Agreement solely to the extent necessary to permit the Blanket Sale to the extent that the assets sold in such sale constitute Collateral. In response to the Company's request, the Lenders hereby waive the above-described provisions of 8.6 of the Credit Agreement solely to the extent necessary to permit the Blanket Sale, provided that the foregoing waiver shall be effective only if (i) the Blanket Sale is

                                         -15-

          consummated in accordance with the terms and conditions set forth in a purchase and sale agreement which has been delivered to the Agent and which is satisfactory to the Agent in all respects (the

          "Purchase Agreement"), (ii) only the inventory and equipment of the Company which are used by its Blanket Division in connection with the manufacture and sale of blankets in the ordinary course of its business (the "Purchased Assets") are sold by the Company pursuant to the Purchase Agreement, (iii) the Company receives, upon the consummation of the Blanket Sale in accordance with the terms of the Purchase Agreement (the "Closing Date"), cash in an amount not less than $30,000,000 plus or minus any change in the value of inventory of the Blanket Division, as valued on the basis of standard cost, from June 30, 1996 to the Closing Date, and (iv) no Default or Event of Default exists on the Closing Date or shall exist after giving effect to the sale of the Purchased Assets and the waiver set forth herein. The Company shall deliver to the Agent on the Closing Date a certificate as to the matters set forth in clauses (i) through (iv) above.

               (b) Except as expressly set forth herein, all of the terms and conditions of the Credit Agreement remain in full force and effect. The waiver contained in clause (a) of this 3 shall operate solely with respect to the matters described herein and shall not impair any right or power accruing to any Lender, including, without limitation, upon the occurrence or continuance of any Default or Event of Default under the Credit Agreement.

               4.   RELEASE  OF COLLATERAL.    Each of  the Lenders  hereby
          authorizes and directs the Agent to take all such actions as are necessary to release as of record its security interest, for the benefit of the Lenders, in the Purchased Assets which are sold by the Company pursuant to and in accordance with the Purchase Agreement, provided that the Agent may only release its security


          interest in the Purchased Assets after or concurrently with the sale of such assets by the Company on the Closing Date and provided further that the Agent shall have received prior to any release of its security interest as provided herein a certificate of the Company in accordance with 3(a) hereof.

               5.   AFFIRMATION BY THE COMPANY AND THE GUARANTORS.

               (a)  The  Company hereby  ratifies and  confirms all  of the
          Lender Obligations, including, without limitation, the Loans, and the Company hereby affirms its absolute and unconditional promise to pay to the Lenders the Loans and all other amounts due under the Credit Agreement as amended hereby. The Company hereby confirms that the Lender Obligations are and remain secured pursuant to the Security Documents to which the Company is a party.

               (b) Each of Crestfield Cotton, FCC Canada, Encee, Fieldcrest International, St. Mary's, Fieldcrest Transportation, Fieldcrest Financing, Fieldcrest Licensing and Fieldcrest Sure Fit hereby acknowledges the provisions of this Amendment and hereby reaffirms

                                         -16-

          its absolute and unconditional guaranty of the Company's payment and performance of the Lender Obligations to the Banks as more fully described in the Guaranty to which such Person is a party. Each of the Secured Guarantors hereby confirms that its obligations under the Guaranty to which it is a party are and remain secured pursuant to the Security Documents to which it is a party.

               6.   REPRESENTATIONS AND  WARRANTIES.   The  Company  hereby
          represents and warrants to the Lenders as follows:

               (a) Representations and Warranties. The representations and warranties contained in 6 of the Credit Agreement were true and correct in all material respects when made. The representations and warranties contained in 6 of the Credit Agreement, as amended hereby, are true and correct on the date hereof.

               (b)  Enforceability.   The  execution  and  delivery by  the
          Company and the Secured Guarantors of this Amendment and all other instruments and agreements required to be executed and delivered by the Company and the Secured Guarantors, as the case may be, in connection with the transactions contemplated hereby or referred to herein (collectively, the "Amendment Documents"), and the performance by the Company and the Secured Guarantors of the Amendment Documents and the Credit Agreement, as amended hereby, are within the corporate powers of the Company and the Secured Guarantors, as the case may be, and have been duly authorized by all necessary corporate action on the part of the Company and the Secured Guarantors, as the case may be. Each of


          the Amendment Documents and the Credit Agreement, as amended hereby, are valid and legally binding obligations of the Company and the Secured Guarantors, as the case may be, enforceable in accordance with their terms, except as limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or affecting the enforcement of creditors' rights in general.

               (c) No Default. No Default or Event of Default has occurred and is continuing and no Default or Event of Default will exist after the execution and delivery of this Amendment or after the consummation of the transactions contemplated hereby.

               7. EFFECTIVENESS. This Amendment shall become effective upon satisfaction of each of the following conditions precedent on or prior to December 31, 1996:

               (a) Delivery. The Company, the Lenders, the Agent and the guarantors referred to in 5(b) hereof shall have executed and delivered this Amendment.

               (b) Proceedings and Documents. All proceedings in connection with the transactions contemplated by this Amendment and all documents incident hereto shall be satisfactory in form and substance to the Agent, and the Agent shall have received all



                                         -17-
          information and such counterpart originals or certified or other copies of such documents as the Agent may reasonably request.

               8. MISCELLANEOUS PROVISIONS. (a) Except as otherwise expressly provided by this Amendment, all of the terms, conditions and provisions of the Credit Agreement shall remain the same. It is declared and agreed by each of the parties hereto that the Credit Agreement, as amended hereby, shall continue in full force and effect, and that this Amendment and such Credit Agreement shall be read and construed as one instrument. The consent granted hereunder is limited to the specific matters referred to herein and the Lenders shall not have any obligation to issue any further consent with respect to the subject matter of this consent or any other matter.

               (b) This Amendment is intended to take effect as an agreement under seal and shall be construed according to and governed by the laws of the Commonwealth of Massachusetts.

               (c) This Amendment may be executed in any number of counterparts, but all such counterparts shall together constitute but one instrument. In making proof of this Amendment it shall not be necessary to produce or account for more than one counterpart signed by each party hereto by and against which enforcement hereof is sought.


               (d) The Company hereby agrees to pay to the Agent, on demand by the Agent, all reasonable out-of-pocket costs and expenses incurred or sustained by the Agent in connection with the preparation of this Amendment and the documents referred to herein (including reasonable legal fees).

               IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first above written.

                                        FIELDCREST CANNON, INC.


                                        By:  \s\ T. R. Staab
                                           Title:  Vice President and
                                                   Chief Financial Officer

                                        THE FIRST NATIONAL BANK
                                          OF BOSTON, as Agent


                                        By:  \s\ Thomas R. Sommerfield
                                           Title:  Division Executive


                                        THE FIRST NATIONAL BANK
                                          OF BOSTON


                                        By:  \s\ Thomas R. Sommerfield
                                           Title:  Division Executive


                                        BANK OF AMERICA ILLINOIS,
                                          individually and as Lead Manager


                                        By:  \s\ Deidre B. Doyle
                                           Title:  Vice President


                                        CORESTATES BANK, N. A.,
                                          individually and as Lead Manager


                                        By: \s\ James P. Richards
                                         Title:  Vice President

                                        FIRST UNION NATIONAL BANK
                                         OF NORTH CAROLINA, individually
                                             and as Lead Manager


                                        By: \s\ Kent Phillips
                                         Title:  Vice President


                                        BANK OF MONTREAL


                                        By: \s\ Thomas H. Calder
                                         Title:  Director


                                        MELLON BANK, N. A.


                                        By: \s\ Charles M. Staub
                                         Title:  First Vice President


               Each of the undersigned joins in this Amendment for purposes of 5(b) hereof.

                                        CRESTFIELD COTTON COMPANY


                                        By: \s\ T. R. Staab
                                          Title: Vice President and
                                                  Treasurer


                                        FCC CANADA, INC.


                                        By: \s\ T. R. Staab
                                          Title: Vice President and
                                                  Treasurer


                                        ENCEE, INC.


                                        By: \s\ T. R. Staab
                                          Title:  Vice President and
                                                  Treasurer

                                        FIELDCREST CANNON
                                          INTERNATIONAL, INC.


                                        By: \s\  T. R. Staab
                                          Title:  Vice President and
                                                  Treasurer


                                        ST. MARY'S, INC.


                                        By: \s\  T. R. Staab
                                          Title:  Vice President and
                                                  Treasurer

                                        FIELDCREST CANNON
                                          TRANSPORTATION, INC.


                                        By: \s\  T. R. Staab
                                          Title:  President


                                        FIELDCREST CANNON LICENSING, INC.


                                        By: \s\  John E. Setliff, Jr.
                                          Title:  Vice President


                                        FIELDCREST CANNON FINANCING, INC.


                                        By: \s\  John E. Setliff, Jr.
                                          Title:  Vice President


                                        FIELDCREST CANNON SURE FIT, INC.


                                        By: \s\  T. R. Staab
                                          Title:  Vice President and
                                                  Chief Financial Officer

                                                                       Exhibit 11
                     Computation of Primary and Fully Diluted Net Income Per Share
                                               For the three months        For the nine months
                                                 ended September           ended September 30
                                               1996            1995         1996          1995
     Average shares outstanding              9,038,795     8,884,750       8,995,373   8,842,362

     Add shares assuming exercise of
       options reduced by the number
       of shares which could have been
       purchased with the proceeds from
       exercise of such options                   5,455       28,067           7,442      17,708

     Average shares and equivalents
       outstanding, primary                   9,044,250    8,912,817       9,002,815   8,860,070

     Average shares outstanding               9,038,795    8,884,750       8,995,373   8,842,362

     Add shares giving effect to the
       conversion of the convertible
       subordinated debentures                   (1)          (1)             (1)          (1)

     Add shares giving effect to the
       conversion of the convertible
       preferred stock                           (1)          (1)             (1)          (1)

     Add shares assuming exercise of
       options reduced by the number
       of shares which could have been
       purchased with the proceeds from
       exercise of such options                  5,455        28,067          8,189       17,931

     Average shares and equivalents
       outstanding, assuming full
       dilution                              9,044,250     8,912,817      9,003,562    8,860,293

     Primary Earnings

       Net income (loss)                   $(2,723,000)  $   (15,000)   $(1,274,000) $ 2,004,000

       Preferred dividends                  (1,125,000)   (1,125,000)    (3,375,000)  (3,375,000)

       Earnings (loss) on Common           $(3,848,000)  $(1,140,000)   $(4,649,000) $(1,371,000)

     Primary earnings (loss)
       per common share                    $      (.43)  $      (.13)   $      (.52) $      (.15)

     Fully Diluted Earnings

       Earnings (loss) on Common           $(3,848,000)  $(1,140,000)   $(4,649,000) $(1,371,000)

       Add convertible subordinated
       debenture interest, net of taxes         (1)           (1)             (1)         (1)

       Add convertible preferred dividends      (1)           (1)             (1)         (1)


       Net income (loss)                   $(3,848,000)  $(1,140,000)   $(4,649,000) $(1,371,000)

     Fully diluted earnings (loss)
       per Common share                    $      (.43)  $      (.13)   $      (.52) $      (.15)

     (1)   The  assumed conversion  of the  Registrant's Convertible  Subordinated Debentures  and
           Convertible Preferred  Stock for the three  months and nine months  ended September 30,
           1996 and  1995 would have an anti-dilutive  effect for the computation  of earnings per share; therefore, conversion has not been assumed for these periods.
                                                 (22)