Form 10-K405
period 1996-12-31
FIELDCREST CANNON INC
filed 1997-03-31
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                                             OR
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File No. 1-5137

                             FIELDCREST CANNON, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                             56-0586036
         (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

            One Lake Circle Drive
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

         Share Purchase Rights               New York Stock Exchange

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $141,308,422 as of March 1, 1997.

                  NUMBER OF SHARES OUTSTANDING AT MARCH 1, 1997

                              Common Stock             9,145,032

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates information by reference from the annual report to shareowners for the year ended December 31, 1996. Part III incorporates information by reference from the proxy statement for the annual meeting of shareowners to be held on April 22, 1997.


                                                           Total pages  151

                                                       Exhibit Index page 12

                                     PART I

Item 1.  Business

     General
        The registrant was incorporated under the laws of Delaware in 1953. The registrant operates a single segment business in the textile industry and is principally involved in the manufacture and sale of home furnishing products.

        The registrant and its consolidated subsidiaries design, manufacture and market a broad range of household textile products consisting of towels, sheets, comforters, bath rugs and furniture coverings. The registrant is vertically integrated in that it buys the basic raw materials consisting principally of cotton and synthetic fibers and manufactures a finished consumer product. These products are marketed primarily by the Company's own sales and marketing staff and distributed nationally to customers for ultimate retail sale. Customers consist principally of department stores, chain stores, mass merchants, specialty home furnishing stores, catalog warehouse clubs and other retail outlets, and institutional, government and contract accounts.

        In 1996 nearly all of the registrant's total sales were comprised of home furnishings products. Approximately 93% of the Company's 1996 net sales were from sales of products carrying the registrant's principal brand names of "Fieldcrest," "Royal Velvet," "Charisma," "St. Marys," "Cannon," "Monticello," "Royal Family," "Caldwell" and "Sure Fit"; the remaining 7% were from sales of private label products.

        During 1996 the Company closed two sheeting yarn plants and contracted to purchase yarn from outside vendors for a portion of its sheeting yarn requirements. The Company also closed a towel weaving plant and a towel yarn plant as part of the Company's ongoing consolidation effort to utilize assets more effectively. In September 1996, the Company sold certain Blanket Division inventories and equipment to Pillowtex Corporation which resulted in closing the blanket facilities in Eden, N.C.


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

     Customers
        The registrant's customers consist principally of department stores, chain stores, specialty stores, mass merchants, warehouse clubs, other retail outlets and institutional, government and contract accounts. For the year ended December 31, 1996, the Company's five largest customers accounted for approximately 43% of net sales. Sales to one customer (Wal-Mart Stores and its affiliates) represented 21.2% of total sales of the Company. Although management of the Company believes that the Company's relationship with Wal-Mart is excellent and the loss of this customer is unlikely, the loss of Wal-Mart as a customer would have a material adverse effect on the Company's business. No other single customer accounted for more than 10% of net sales in 1996.

     Order Backlog
        The registrant had normal unfilled order backlogs as of December 31, 1996 and 1995 amounting to approximately $81 million and $76 million, respectively. The majority of these unfilled orders are shipped during the first quarter of the subsequent fiscal year.

        The increase in unfilled orders in 1996 compared to 1995 is believed to be primarily due to the timing of new orders. Unfilled orders have become less of an indicator of future sales as customers have trended toward placing orders as stock is required. Many orders are placed using electronic data interchange, and the Company has filled such orders on a quick response basis.

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


        The registrant competes with numerous other domestic manufacturers in each of its principal markets. The domestic towel, sheet, comforter and bath rug markets are each comprised of three to five principal manufacturers (including the registrant) and several smaller domestic manufacturers.

        The principal methods of competition in the registrant's industry are price, design, service and product quality. The Company believes that large, low-cost producers with established brand names, efficient distribution networks and good customer service will profit in this competitive environment. The Company's ability to operate profitably in this environment will depend substantially on continued market acceptance of the Company's products and the Company's efforts to control costs and produce new and innovative products in response to competitive pressures and changes in consumer demand.

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


     Employees
        Total employment of the Company and its subsidiaries was 11,312 as of December 31, 1996. Approximately 34% of the Company's hourly employees are subject to collective bargaining agreements with the Union of Needle Trades, Industrial and Textile Employees ("UNITE") or the United Textile Workers of America and United Food and Commercial Workers International Union.

     Foreign Sales
        The registrant is not currently engaged in significant operations in foreign countries. Approximately 8% and 7% of the registrant's consolidated net sales were exported to foreign customers in 1996 and 1995, respectively.

     Item 2.  Properties
        The registrant has 15 principal manufacturing plants, all located in the United States; 9 are in North Carolina, 1 in Georgia, 3 in Alabama, 1 in Pennsylvania and 1 in Virginia. In addition, there are 13 warehousing and distribution centers located in the manufacturing states. The manufacturing/ warehousing and distribution centers aggregate a floor area of approximately 15,041,000 square feet. All of the facilities are owned except: (1) 2 locations totaling approximately 618,000 square feet, title to which is held by the Development Authorities that issued the

        Industrial Development Bonds which were issued to finance the facilities; and (2) 4 locations, totaling approximately 604,000 square feet, where the machinery and equipment is owned and the buildings are under a long-term lease. Title to the facilities financed by Industrial Revenue Bonds as described above will be transferred to the registrant upon the retirement of such bonds. Such facilities therefore are accounted for as being owned by the registrant.

        The registrant owns office buildings in Kannapolis and Eden, North Carolina, which contain approximately 209,000 square feet.

        All other properties owned or controlled by the registrant aggregate approximately 511,000 square feet and are used for miscellaneous support services or for sales and marketing.

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

             Identification of Executive Officers of the Registrant





                                                                                                 Date from
                                                                                               Which Officers
                                Age at                                                          Have Served in
Name                           3/31/97               Positions Held                           Present Capacities


James M. Fitzgibbons            62               Chairman of the Board                  Chairman of the Board and
                                                 and Chief Executive                    Chief Executive Officer: 1990
                                                 Officer and Director                   Director: 1985

John M. Nevin                   62               Executive Vice President               Executive Vice President: 1995

Robert E. Dellinger             52               Vice President                         Vice President: 1989

M. Kenneth Doss                 57               Vice President                         Vice President: 1988
                                                 and Secretary                          General Counsel: 1985
                                                                                        Secretary: 1986

Richard E. Reece                52               Vice President                         Vice President: 1996

Thomas R. Staab                 54               Vice President and                     Vice President: 1992
                                                 Chief Financial Officer                Chief Financial Officer: 1994

Gary R. Langford                35               Treasurer                              Treasurer: 1995

Clifford D. Paulsen             53               Controller                             Controller: 1992




The registrant's executive officers serve at the will of the Board of Directors. None of the executive officers are related by blood, marriage or adoption to any other executive officer of the registrant or any director or executive officer of a parent, subsidiary, or affiliate of the registrant. With the exception of Messrs. Nevin and Langford, each executive officer has been employed by the registrant for more than five years. Prior to becoming Executive Vice President of the registrant on October 16, 1995, Mr. Nevin had been Senior Vice President of Strategic Services at James River Corporation during the last five years. Prior to joining the registrant in May, 1995, Mr. Langford had been Assistant Treasurer of AGCO Corporation since October 1990.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters

Incorporated by reference from the market and dividend data section of the 1996 Annual Report to Shareowners, page 16.

Item 6. Selected Financial Data

Selected financial and statistical data for the years 1992 to 1996 appearing in the line items "Net sales", "Income (loss) from continuing operations", "Per share of common stock: Primary income (loss) from continuing operations" and "Fully diluted income (loss)", "Total assets" and "Long-term debt" are incorporated by reference from the 1996 Annual Report to Shareowners, page 34. No cash dividends were declared on Common Stock for the five years in the period ended December 31, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference from the 1996 Annual Report to Shareowners, pages 13 through 16.

Item 8. Consolidated Financial Statements and Supplementary Data

Incorporated by reference from the 1996 Annual Report to Shareowners, pages 16 through 33.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Directors is incorporated herein by reference from the registrant's proxy statement for the annual meeting of shareowners to be held on April 22, 1997, pages 2 and 3.

For information regarding the Executive Officers of the registrant, see Part I at page 6.

Item 11. Executive Compensation

Incorporated herein by reference from sections of the registrant's proxy statement for the annual meeting of shareowners to be held on April 22, 1997 entitled "Compensation of Directors", pages 6 and 7 and "Executive Compensation", pages 7 through 10.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference from the section of the registrant's proxy statement for the annual meeting of shareowners to be held on April 22, 1997 entitled "Security Ownership", pages 4 through 6.


Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference from the section of the registrant's proxy statement for the annual meeting of shareowners to be held April 22, 1997, entitled "Executive Compensation", pages 7 and 8.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.
and 2. Financial statements and financial statement schedules

           The financial statements and schedules listed in the accompanying index to financial statements are filed as part of this annual report.

     3.    Exhibits

           The exhibits listed as applicable on the accompanying Exhibit Index at page 12 are filed as part of this annual report. Exhibit numbers
           10.1 through 10.16 represent management contracts or compensatory plans or arrangements required to be filed as an exhibit by Item 601 of Regulation S-K.

(b)     Reports on Form 8-K

     None.

                             FIELDCREST CANNON, INC.
                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES
                               (Item 14(a) 1 & 2)

                                                         Page Numbers of the
                                                          Annual report to
                                                          Shareowners

Consolidated statement of financial position at              19
December 31, 1996 and 1995

Consolidated statement of operations and retained            18
earnings for each of the three years in the period ended December 31, 1996

Consolidated statement of cash flows for each of the         20
three years in the period ended December 31, 1996

Notes to consolidated financial statements                  21-32

Report of independent auditors                               33




     No schedules are filed because the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The consolidated financial statements listed in the above index which are included in the Annual Report to Shareowners of Fieldcrest Cannon, Inc. for the year ended December 31, 1996 are hereby incorporated by reference. With exception of the pages listed in the above index and the Items referred to in
Part II, Items 5, 6, 7 and 8, the 1996 Annual Report to Shareowners is not to be deemed filed as part of this report.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIELDCREST CANNON, INC.


        March 19, 1997                    By:/s/ James M. Fitzgibbons
                                             ------------------------
                                               James M. Fitzgibbons, Chairman of
                                              the Board of Directors and Chief
                                              Executive Officer (Principal
                                              Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.





/s/ James M. Fitzgibbons                                          March 19, 1997
--------------------------------------------
James M. Fitzgibbons, Chairman of the Board
of Directors and Chief Executive Officer
(Principal Executive Officer)



/s/ M. Kenneth Doss                                               March 19, 1997
---------------------------------------------
M. Kenneth Doss
Vice President and Secretary



/s/ Thomas R. Staab                                               March 19, 1997
----------------------------------------------
Thomas R. Staab
Vice President and Chief Financial Officer
(Principal Financial Officer)



/s/ Clifford D. Paulsen                                           March 19, 1997
----------------------------------------------
Clifford D. Paulsen
Controller (Principal Accounting Officer)



/s/ William E. Ford                                               March 19, 1997
----------------------------------------------
William E. Ford
Director

/s/ John C. Harned                                                March 19, 1997
----------------------------------------------
John C. Harned
Director



/s/ Noah T. Herndon                                               March 19, 1997
----------------------------------------------
Noah T. Herndon
Director



/s/ S. Roger Horchow                                              March 19, 1997
----------------------------------------------
S. Roger Horchow
Director



/s/ W. Duke Kimbrell                                              March 19, 1997
----------------------------------------------
W. Duke Kimbrell
Director



/s/ C. J. Kjorlien                                                March 19, 1997
----------------------------------------------
C. J. Kjorlien
Director



/s/ Alexandra Stoddard                                            March 19, 1997
Alexandra Stoddard
Director

                                EXHIBIT INDEX TO
                         ANNUAL REPORT ON FORM 10-K FOR
                             FIELDCREST CANNON, INC.
                      FOR THE YEAR ENDED DECEMBER 31, 1996

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

                  2. First Amendment, dated February 6, 1997, to Exhibit 4.1 to
                     Report on Rights Agreement dated as of November 24, 1993
                     Form 8-K filed on between Fieldcrest Cannon, Inc., and The
                     First February 14, 1997.
                     National Bank of Boston, as Rights Agent.

                  3. Indenture dated as of March 15, 1987, relating to                     Exhibit 4.9 to the
                     the Registrant's 6% Convertible Subordinated                          Registrant's Registration
                     Debentures Due 2012 between the Registrant and                        Statement on Form S-3
                     Wachovia Bank and Trust Company, N.A.,                                (No. 33-12436) filed on
                     including the form of debenture.                                      March 6, 1987.

                  4. Indenture dated as of June 1, 1992, relating to                       Exhibit 4.7 of
                     the Senior Subordinated Debentures Due 2004,                          Amendment No. 1 to the
                     between the Registrant and First Union National                       Registrant's Registration
                     Bank, as Trustee, including the form of                               Statement on Form S-3
                     debenture.                                                            (No. 33-47348) filed on
                                                                                           June 3, 1992.

                  5. Credit Agreement dated as of January 30, 1997                               15 - 106
                     by and among the Registrant, First Union
                     Commercial Corporation as agent, and certain
                     lenders.



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



                                                                                               Page Number
Exhibit                                                                                      or Incorporation
Number                              Description                                              by Reference to


(10)            * 1.   Amended and Restated Director Stock Option                     Exhibit A to the
                       Plan of the Registrant approved by the                         Registrant's proxy
                       stockholders of the Corporation on April 28,                   statement for the annual
                       1992.                                                          meeting of shareowners
                                                                                      held on April 28, 1992.

                * 2.   Stock Option Agreement between the Registrant                  Exhibit 4.1 to the
                       and James M. Fitzgibbons dated as of September                 Registrant's Registration
                       11, 1991.                                                      Statement on Form S-8
                                                                                      filed on December 23,
                                                                                      1991.

                * 3.   Employee Retention Agreement between Registrant                Exhibit 10.2 to Report
                       and James M. Fitzgibbons effective as of                       on Form 10-Q for the
                       July 9, 1993.                                                  quarter ended September
                                                                                      30, 1993.

                * 4.   Instrument of Amendment dated July 15, 1996                        107 - 108
                       between the Registrant and James M. Fitzgibbons
                       amending Exhibit 10.3 above.


                * 5.   Employee Retention Agreement between the                       Exhibit 10.9 to Report
                       Registrant and Robert E. Dellinger effective                   on Form 10-K for fiscal
                       as of July 9, 1993.                                                             year ending December 31,
                                                                                      1993.

                * 6.   Instrument of Amendment dated July 29, 1993                    Exhibit 10.10 to Report
                       between the Registrant and Robert E. Dellinger,                on Form 10-K for fiscal
                       amending Exhibit 10.5 above.                                   year ending December 31,
                                                                                      1993.

                * 7.   Instrument of Amendment dated July 15, 1996                         109 - 110
                       between the Registrant and Robert E. Dellinger,
                       amending Exhibit 10.5 above.


                 *8.   Employee Retention Agreement between the                       Exhibit 10.8 to Report
                       Registrant and Thomas R. Staab effective                       on Form 10-K for fiscal
                       as of July 9, 1993.                                            year ending December 31,
                                                                                      1995.

                 *9.   Instrument of Amendment dated July 29, 1993                    Exhibit 10.9 to report
                       between the Registrant and Thomas R. Staab                     on Form 10-K for fiscal
                       amending Exhibit 10.8 above.                                   year ending December 31,
                                                                                      1995.

                *10.   Instrument of Amendment dated July 15, 1996                         111 - 112
                       between the Registrant and Thomas R. Staab
                       amending Exhibit 10.8 above.


-----------

*Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.



                *11.   Employee Retention Agreement between the                                        113 - 123
                       Registrant and John Nevin effective
                       as of October 3, 1996.


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

                *13.   Form of Instrument of Amendment dated July 29,                             Exhibit 10.7 to Report
                       1993 between the Registrant and other executive                            on Form 10-Q for the
                       officers of the Registrant, amending Exhibit                               quarter ended September
                       10.12 above.                                                               30, 1993.


                *14.   Form of Instrument of Amendment dated July 15,                                  124 - 125
                       1996 between the Registrant and other executive
                       officers of the Registrant, amending Exhibit 10.12
                       above.


                *15.   1995 Employee Stock Option Plan of Fieldcrest                              Exhibit 4.1 of
                       Cannon, Inc.                                                               Registrant's Registration
                                                                                                  Statement of  Form  S-8 filed on
                                                                                                  May 8,  1995.


                *16.   Yarn Purchase Agreement between Parkdale Mills,                            Exhibit 10 to Report on
                       Incorporated and the Registrant (CONFIDENTIAL                              Form 10-Q for the quarter
                       TREATMENT).                                                                ended March 31, 1996.


  (11)          Computation of Primary and Fully Diluted Net Income                                    126 - 127
                (Loss) per Share.

  (13)          1996 Annual Report to Shareowners.                                                     128 - 149

  (21)          Subsidiaries of the Registrant.                                                            150

  (23)          Consent of independent auditors.                                                           151



-----------

*Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.