Form 10-Q
period 1997-03-31
FIELDCREST CANNON INC
filed 1997-05-01
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549

                                        FORM 10-Q

          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       March 31, 1997

                                           OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from           to


                               Commission File No. 1-5137


                                  FIELDCREST CANNON, INC.

                 (Exact name of registrant as specified in its charter)

                     DELAWARE                               56-0586036
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)              Identification No.)


             One Lake Circle Drive
                Kannapolis, N.C.                               28081
             (Address of principal                        (Zip Code)
              executive offices)

          Registrant's telephone number, including area code  (704) 939-2000



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


                     Number of shares outstanding    April 30, 1997

                           Common Stock                9,185,761



                                                        Total pages 10
                                                        Exhibit Index Page 9

                            PART 1. FINANCIAL INFORMATION

     FIELDCREST CANNON, INC.
     Consolidated statement of financial position
                                                     March 31,   December 31,
     Dollars in thousands                              1997         1996

     Assets
     Cash                                            $ 11,131     $   4,647
     Accounts receivable                              158,077       154,511
     Inventories (note 3)                             216,068       216,165
     Other prepaid expenses and current assets          2,829         2,489

     Total current assets                             388,105       377,812
     Plant and equipment, net                         320,700       323,838
     Deferred charges and other assets                 67,788        66,843

     Total assets                                    $776,593      $768,493

     Liabilities and shareowners' equity

     Accounts and drafts payable                     $ 61,742      $ 63,910
     Deferred income taxes                             17,903        18,212
     Accrued liabilities                               71,387        61,172
     Current portion of long-term debt                  6,970         5,508
     Total current liabilities                        158,002       148,802
     Senior long-term debt                            111,685       107,746
     Subordinated long-term debt                      197,500       203,750
     Total long-term debt                             309,185       311,496
     Deferred income taxes                             38,436        38,291
     Other non-current liabilities                     53,624        54,149

     Total liabilities                                559,247       552,738

     Shareowners' equity:
     Preferred Stock, $.01 par value,
     10,000,000 authorized, 1,500,000 issued
     and outstanding March 31, 1997 and
     December 31, 1996 (aggregate liquidation
     preference of $75,000)                                15            15

     Common Stock, $1 par value,
     25,000,000 authorized, 12,792,161 issued
     March 31, 1997 and 12,738,894
     December 31, 1996                                 12,792        12,739

     Additional paid in capital                       225,256       224,611
     Retained earnings                                 96,508        95,915
     Excess purchase price for Common Stock
       acquired and held in treasury -
       3,606,400 shares                              (117,225)     (117,225)

     Total shareowners' equity                        217,346       215,755

     Total liabilities and shareowners' equity       $776,593      $768,493

                                See accompanying notes
                                         (2)

   FIELDCREST CANNON, INC.
   Consolidated statement of operations and retained earnings

                                                              Three Months
                                                            ended March 31
   Dollars in thousands, except per share data             1997         1996
   Net sales                                             $262,909     $249,971

   Cost of sales                                          227,155      215,112
   Selling, general and administrative                     26,511       25,117
   Restructuring charges                                        -        3,630

   Total operating costs and expenses                     253,666      243,859

   Operating income                                         9,243        6,112

   Other deductions (income):
     Interest expense                                       6,262        7,055
     Other, net                                              (224)         140

   Total other deductions                                   6,038        7,195

   Income (loss) before income taxes                        3,205       (1,083)
   Federal and state income taxes (benefit)                 1,187         (406)

   Net income (loss)                                        2,018         (677)
   Preferred dividends                                     (1,125)      (1,125)

   Earnings (loss) on Common                                  893       (1,802)

   Amount added to (subtracted from) retained earnings        893       (1,802)
   Retained earnings, beginning of period                  95,615       99,055

   Retained earnings, end of period                      $ 96,508     $ 97,253

   Net income (loss) per Common share                    $    .10     $   (.20)
   Fully diluted income (loss) per Common share          $    .10     $   (.20)

   Average primary shares outstanding                   9,145,289    8,962,219
   Average fully diluted shares outstanding             9,145,289    8,964,457












                                See accompanying notes

                                         (3)




     FIELDCREST CANNON, INC.
     Consolidated statement of cash flows

                                                           Three Months
                                                          ended March 31
     Dollars in thousands                               1997            1996
     Increase (decrease) in cash
     Cash flows from operating activities:
     Net income (loss)                               $   2,018      $   (677)
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                       8,699         8,959
     Deferred income taxes                                 145           378
     Other                                              (2,025)        6,956
     Change in current assets and liabilities:
       Accounts receivable                              (3,566)        3,704
       Inventories                                          97       (42,028)
       Other prepaid expenses and current assets          (340)        1,162
       Accounts payable and accrued liabilities          8,047         4,616
       Deferred income taxes                              (309)       (2,015)

       Net cash provided by (used in)
          operating activities                          12,766       (18,945)

     Cash flows from investing activities:
     Additions to plant and equipment                   (5,370)       (7,059)
     Proceeds from disposal of plant and equipment         178         1,700

       Net cash (used in) investing activities          (5,192)       (5,359)
     Cash flows from financing activities:
     Increase in revolving debt                          4,294        21,040
     Payments on long-term debt                         (4,259)         (415)
     Dividends paid on preferred stock                  (1,125)       (1,125)

       Net cash provided by (used in)
         financing activities                           (1,090)       19,500

     Increase (decrease) in cash                         6,484        (4,804)

     Cash at beginning of year                           4,647         9,124

     Cash at end of period                             $11,131      $  4,320










              See accompanying notes

                    (4)



                               FIELDCREST CANNON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    March 31, 1997



          1. Basis of Presentation
             The consolidated financial statements are unaudited. In the opinion of management all adjustments, consisting only of normal recurring items, have been made which are necessary to show a fair presentation of the financial position of the Company at March 31, 1997 and the related results of operations for the three months ended March 31, 1997 and 1996. The unaudited consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

          2. Income Per Common Share
             Reference is made to Exhibit 11 to this Form 10-Q for a computation of primary and fully-diluted net income per Common share.

             In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for these quarters is not expected to be material.


          3. Inventories
             Inventories are classified as follows:

                                             March 31,      December 31,
             (In thousands)                    1997            1996
             Finished goods                  $103,705         $104,092
             Work in process                   65,825           68,668
             Raw materials and supplies        46,538           43,405

                                             $216,068         $216,165

             At March 31, 1997 approximately 68% of the inventories were valued on the last-in, first-out method (LIFO).


                                         (5)



                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Changes in Financial Condition

          The Company's  debt (including  the current portion  of long-term debt) decreased $.8 million during the first quarter of 1997 and cash increased $6.5 million. Capital expenditures totaled $5.4 million for the quarter compared to $7.1 million for the first quarter of 1996. Capital expenditures for 1997 are expected to be approximately $70 million. At March 31, 1997, approximately $87.4 million of the Company's $200 million revolving credit facility was available and unused. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations, borrowings under the Company's revolving credit facility, and, possibly, the sale of long-term debt or equity securities.


          Changes in Results of Operations


          Quarter Ended March 31, 1997 vs. Quarter Ended March 31, 1996

          Net sales for the first quarter of 1997 were $262.9 million compared to $250.0 million in the first quarter of 1996, an increase of 5.2%. Excluding the effects of the sales during 1996 of the Company's Blanket Division, sales in the first quarter of 1997 increased 10%. The increase in revenues was due primarily to volume increases.

          Gross profit margins decreased  from 13.9% to 13.6% in  the first
          quarter 1997.    The decrease  was due  to increased  promotional
          product sales during the 1997 first quarter.

          Selling, general and administrative expenses increased as a percentage of sales from 10.0% to 10.1% in the first quarter of 1997 compared to the same quarter of 1996. The increase was due primarily to higher information technology expenses associated with implementation of new enterprise information systems.

          The first quarter of 1996 includes a $3.6 million pre-tax restructuring charge for closing a towel weaving plant and a yarn manufacturing plant.

          Interest expense decreased $.8 million in the first quarter of 1997 as compared to the first quarter of 1996 due primarily to a decrease in average debt outstanding. Total debt declined $70.5 million from March 31, 1996 to March 31, 1997. The decreased debt resulted from the sale of the Blanket Division in 1996 and lower inventory levels. Inventories were $31.1 million lower at March 31, 1997, than at march 31, 1996, after excluding blanket inventories.



                                        (6)


          The effective income tax rate was 37.0% for the first quarter of 1997 compared to 37.5% for the first quarter of 1996.

          Net income totaled $2.0 million, or $.10 per share after preferred dividends, in the first quarter of 1997 compared to a net loss, including the effect of the restructuring charges, of $.7 million, or $.20 per share after preferred dividends, in the first quarter of 1996.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for these quarters is not expected to be material.









                              PART II. OTHER INFORMATION
                               FIELDCREST CANNON, INC.




          Item 6.   Exhibits and Reports on Form 8-K

             (a).   Exhibits


                    11. Computation of Primary and Fully Diluted Net Income Per Share.



             (b).   Reports on Form 8-K

                    On February 14, 1997, the Registrant filed a Form 8-K to report, under Item 5 (Other Events), that effective on February 6, 1997, the Registrant amended its Rights Agreement dated as of November 24, 1993, between the Registrant and The First National Bank of Boston.


                                         (7)



                                 S I G N A T U R E S

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

















          Date:  May 1, 1997












                                         (8)





                                  EXHIBIT INDEX TO

                         QUARTERLY REPORT ON FORM 10-Q FOR

                               FIELDCREST CANNON, INC.

                        FOR THE QUARTER ENDED MARCH 31, 1997





       Exhibit                                         Page
       Number       Description                        Number


       (11)         Computation of Primary and Fully
                    Diluted Net Income Per Share        10

   /TABLE

                                         (9)


                                                                                                Exhibit 11

                       Computation of Primary and Fully Diluted Net Income Per Share

                                                                     For the three months
                                                                        ended March 31
                                                                    1997               1996
         Average shares outstanding                               9,142,094         8,954,830

         Add shares assuming exercise of
           options reduced by the number
           of shares which could have been
           purchased with the proceeds from
           exercise of such options                                   3,195             7,389

         Average shares and equivalents
           outstanding, primary                                   9,145,289         8,962,219

         Average shares outstanding                               9,142,094         8,954,830

         Add shares giving effect to the
           conversion of the convertible
           subordinated debentures                                    (1)               (1)

         Add shares giving effect to the
           conversion of the convertible
           preferred stock                                            (1)               (1)

         Add shares assuming exercise of
           options reduced by the number
           of shares which could have been
           purchased with the proceeds from
           exercise of such options                                   3,195             9,627

         Average shares and equivalents
           outstanding, assuming full
           dilution                                               9,145,289         8,964,457

         Primary Earnings

           Net income (loss)                                    $ 2,018,000       $  (677,000)

           Preferred dividends                                   (1,125,000)       (1,125,000)

           Earnings (loss) on Common                            $   893,000       $(1,802,000)

         Primary earnings (loss) per share                      $       .10       $      (.20)

         Fully Diluted Earnings

           Earnings (loss) on Common                            $   893,000       $(1,802,000)

           Add convertible subordinated
           debenture interest, net of taxes                          (1)                (1)

           Add convertible preferred dividends                       (1)                (1)

           Net income (loss)                                    $   893,000       $(1,802,000)
         Fully diluted earnings (loss) per share                $       .10       $      (.20)


         (1) The assumed conversion of the Registrant's Convertible Subordinated Debentures and Convertible Preferred Stock for the three month periods ended March 31, 1997 and 1996 would have an anti-dilutive effect for the computation of earnings per share; therefore, conversion has not been assumed for these periods.




                                                 (10)