Form 10-Q
period 1997-06-30
FIELDCREST CANNON INC
filed 1997-08-14
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549

                                        FORM 10-Q

          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended        June 30, 1997

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

                     Number of shares outstanding    July 31, 1997

                           Common Stock                9,226,084



                                                        Total pages 12
                                                        Exhibit Index Page 11

                            PART 1. FINANCIAL INFORMATION
     FIELDCREST CANNON, INC.

     Consolidated statement of financial position
                                                    June 30,      December 31,
     Dollars in thousands                            1997           1996
     Assets
     Cash                                            $  4,637      $  4,647
     Accounts receivable                              158,322       154,511
     Inventories (note 3)                             215,850       216,165
     Other prepaid expenses and current assets          2,692         2,489
     Total current assets                             381,501       377,812
     Plant and equipment, net                         331,203       323,838
     Deferred charges and other assets                 67,362        66,843

     Total assets                                    $780,066      $768,493


     Liabilities and shareowners' equity

     Accounts and drafts payable                     $ 55,047      $ 63,910
     Deferred income taxes                             20,259        18,212
     Accrued liabilities                               62,178        61,172
     Current portion of long-term debt                  6,970         5,508
     Total current liabilities                        144,454       148,802
     Senior long-term debt                            119,157       107,746
     Subordinated long-term debt                      197,500       203,750
     Total long-term debt                             316,657       311,496
     Deferred income taxes                             41,521        38,291
     Other non-current liabilities                     53,511        54,149

     Total liabilities                                566,143       552,738

     Shareowners' equity:
     Preferred Stock, $.01 par value,
     10,000,000 authorized, 1,500,000 issued
     and outstanding June 30, 1997 and
     December 31, 1996 (aggregate liquidation
     preference of $75,000)                              15            15

     Common Stock, $1 par value,
     25,000,000 authorized, 12,832,484 issued
     June 30, 1997 and 12,738,894 issued
     December 31, 1996                                 12,832        12,739

     Additional paid in capital                       226,077       224,611
     Retained earnings                                102,224        95,615
     Excess purchase price for Common Stock
       acquired and held in treasury -
       3,606,400 shares                              (117,225)     (117,225)

     Total shareowners' equity                        223,923       215,755

     Total liabilities and shareowners' equity       $780,066      $768,493
     /TABLE

                                See accompanying notes
                                         (2)

   FIELDCREST CANNON, INC.

   Consolidated statement of income and retained earnings
                                        For the three months   For the six months
                                           ended June 30         ended June 30
   Dollars in thousands,
   except per share data                  1997       1996        1997      1996
   Net sales                            $270,760   $277,803    $533,669  $527,774


   Cost of sales                         225,400    241,802     452,555   456,914
   Selling, general and administrative    29,657     25,036      56,168    50,153
   Restructuring charges                       -          -           -     3,630

   Total operating costs and expenses    255,057    266,838     508,723   510,697

   Operating income                       15,703     10,965      24,946    17,077

   Other deductions (income):
     Interest expense                      6,296      7,281      12,558    14,336
     Other, net                           (1,450)       282      (1,674)      422

   Total other deductions                  4,846      7,563      10,884    14,758

   Income before income taxes             10,857      3,402      14,062     2,319
   Federal and state income
     taxes                                 4,016      1,276       5,203       870

   Net income                              6,841      2,126       8,859     1,449
   Preferred dividends                    (1,125)    (1,125)     (2,250)   (2,250)


   Earnings (loss) on common               5,716      1,001       6,609      (801)

   Amount added to (subtracted from)
     retained earnings                     5,716      1,001       6,609      (801)
   Retained earnings,
    beginning of period                   96,508     97,253      95,615    99,055

   Retained earnings, end of period     $102,224   $ 98,254    $102,224  $ 98,254

   Net income (loss) per common share    $   .62   $    .11    $    .72  $   (.09)
   Fully diluted income (loss)
    per common share                     $   .55   $    .11    $    .72  $   (.09)

      Average primary shares outstanding            9,192,108    9,001,981    9,168,698    8,982,100
   Average fully diluted shares outstanding     14,441,325    9,001,981    9,169,449    8,983,219
   /TABLE

                                See accompanying notes

                                         (3)

     FIELDCREST CANNON, INC.

     Consolidated statement of cash flows
                                                             Six Months
                                                            ended June 30
     Dollars in thousands                               1997            1996
     Increase (decrease) in cash
     Cash flows from operating activities:
     Net income                                      $  8,859       $  1,449
     Adjustments to reconcile net income to
       net cash provided by operating activities:
     Depreciation and amortization                     17,499         17,853
     Deferred income taxes                              3,230          2,255
     Other                                             (1,780)         6,989
     Change in current assets and liabilities,
       excluding effects of acquisition of Sure Fit:
       Accounts receivable                             (3,811)       (13,795)
       Inventories                                        315        (26,220)
       Other prepaid expenses and current assets         (203)         1,415
       Accounts payable and accrued liabilities        (7,857)        18,307
       Deferred income taxes                            2,047            954

       Net cash provided by
          operating activities                         18,299          9,207

     Cash flows from investing activities:
     Additions to plant and equipment                 (26,635)       (15,362)
     Proceeds from disposal of plant and equipment      3,069          2,637

       Net cash (used in) investing activities        (23,566)       (12,725)

     Cash flows from financing activities:
     Increase in revolving debt                        11,766          7,478
     Payments on long-term debt                        (4,259)          (415)
     Proceeds from sale of common stock                     -             41
     Dividends paid on preferred stock                 (2,250)        (2,250)

       Net cash provided by financing activities        5,257          4,854

     Increase (decrease) in cash                          (10)         1,336

     Cash at beginning of year                          4,647          9,124

     Cash at end of period                            $ 4,637       $ 10,460



      See accompanying notes

                                         (4)


                               FIELDCREST CANNON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     June 30, 1997



          1. Basis of Presentation
             The consolidated financial statements are unaudited. In the opinion of management all adjustments, consisting only of normal recurring items, have been made which are necessary to show a fair presentation of the financial position of the
             Company at June 30, 1997 and the related results of operations for the three and six months ended June 30, 1997 and 1996. The unaudited consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

          2. Income Per Common Share
             Reference is made to Exhibit 11 to this Form 10-Q for a computation of primary and fully-diluted net income per Common share.

             In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for these quarters is not expected to be material.

          3. Inventories

             Inventories are classified as follows:

                                             June 30,       December 31,
             (In thousands)                    1997             1996
             Finished goods                  $107,731         $104,092
             Work in process                   63,364           68,668
             Raw materials and supplies        44,755           43,405

                                             $215,850         $216,165

             At June 30, 1997 approximately 66% of the inventories were valued on the last-in, first-out method (LIFO).
             /TABLE

                                         (5)



                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Changes in Financial Condition

          The Company's  debt (including  the current portion  of long-term debt) increased $6.6 million during the first six months of 1997. Capital expenditures totaled $26.6 million for the first six months of 1997 compared to $15.4 million for the first six months of 1996. Capital expenditures for 1997 are expected to be approximately $70 million. At June 30, 1997, approximately $80.0 million of the Company's $200 million revolving credit facility was available and unused. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations, borrowings under the Company's revolving credit facility, and, possibly, the sale of long-term debt or equity securities.



          Changes in Results of Operations

          Quarter Ended June 30, 1997 vs. Quarter Ended June 30, 1996

          Net sales for the second quarter of 1997 were $270.8 million compared to $277.8 million in the second quarter of 1996, a decrease of 2%. Excluding the effects of the sales during 1996 of the Company's Blanket Division, sales in the second quarter of 1997 increased 2%. The increase in revenues was due primarily to volume increases.

          Gross profit margins increased from 13.0% in the second quarter of 1996 to 16.8% in the second quarter of 1997. The increase reflects lower raw material costs, the benefits of recently completed capital projects, and continued emphasis on cost reduction programs. Operating income for the second quarter of 1996 was reduced $1.6 million by equipment relocation and employee training costs related to the consolidation and closing of two towel facilities.

          Selling, general and administrative expenses increased as a percentage of sales from 9.0% to 11.0% in the second quarter of 1997 compared to the same quarter of 1996. The increase was due primarily to higher information technology expenses associated with implementation of new enterprise information systems and higher advertising expenses.

          Other income for the second quarter of 1997 included a pretax gain of $1.5 million, or $.10 per share, related to the sale of real estate no longer used by the Company.






                                         (6)



          Interest expense decreased $1.0 million in the second quarter of 1997 as compared to the second quarter of 1996 due primarily to a decrease in average debt outstanding. Total debt declined $49.5 million from June 30, 1996 to June 30, 1997, a result of the sale of the Blanket Division and lower inventory levels. Inventories at June 30, 1997 were $12.7 million lower than June 30, 1996, after excluding blanket inventories.

          The effective income tax rate was 37.0% for the second quarter of 1997 compared to 37.5% for the second quarter of 1996.

          Net income was $6.8 million, or $.62 per share after preferred dividends, in the second quarter of 1997, compared to net income of $2.1 million, or $.11 per share after preferred dividends, in the second quarter of 1996.



          Six Months Ended June 30, 1997 vs. Six Months Ended June 30, 1996

          Net sales for the first six months of 1997 were $533.7 million compared to $527.8 million in the first six months of 1996. Excluding the effects of the sales during 1996 of the Company's Blanket Division, sales in 1997 increased 6%. The increase in revenues was due primarily to volume increases.

          Gross profit margins increased from 13.4% in the first six months of 1996 to 15.2% in the first six months of 1997. The increase reflects lower raw material costs, the benefits of recently completed capital projects, and continued emphasis on cost reduction programs. Operating income for the six months ended June 30, 1996 was reduced $1.6 million by equipment relocation and employee training costs related to the consolidation and closing of two towel facilities.

          Selling, general and administrative expenses increased as a percentage of sales from 9.5% to 10.5% in the first six months of 1997 compared to the first six months of 1996. The increase was due primarily to higher information technology expenses associated with implementation of new enterprise information systems and higher advertising expenses.

          Pre-tax restructuring charges of $3.6 million in the first six months of 1996 relate to closing a towel weaving plant and a yarn manufacturing plant as a part of the Company's ongoing consolidation effort to utilize assets more effectively.

          Interest expense decreased $1.8 million the first six months of 1997 as compared to the first six months of 1996 due primarily to a decrease in average debt outstanding. The decreased debt resulted from the sale of the Blanket Division in 1996 and lower inventory levels.


          The effective income tax rate was 37.0% for the first six months of 1997 compared to 37.5% for the first six months of 1996.



                                         (7)



          Net income for the first six months of 1997 was $8.9 million, or $.72 per share after preferred dividends, compared to net income after the effect of the restructuring charges of $1.4 million, or a loss of $.09 per share after preferred dividends, for the first six months of 1996.

          In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for these quarters is not expected to be material.





                              PART II. OTHER INFORMATION
                               FIELDCREST CANNON, INC.


          Item 4. Submission of Matters to a Vote of Security Holders

             (a). The  Company held its  Annual Meeting  of Stockholders on
                  April 22, 1997.

             (b). Not applicable.

             (c). Holders of  Common Stock (one  vote per  share) voted  at this meeting on the following matters, which were set forth in full in the Registrant's Proxy statement dated March 28, 1997.

                  I. Election of Directors:

                                                       Votes


                  Nominee:                      For           Withheld
                  James M. Fitzgibbons       7,742,269          9,436
                  William E. Ford            7,735,603         16,102
                  John C. Harned             7,739,138         12,567
                  Noah T. Herndon            7,750,000          1,705
                  S. Roger Horchow           7,739,015         12,690
                  W. Duke Kimbrell           7,742,905          8,800
                  C. J. Kjorlien             7,735,348         16,357


                  Alexandra Stoddard         7,734,542         17,163





                                         (8)

                  II. Selection of Independent Auditors:

                                                       Votes
                  For                               7,810,134
                  Against                              62,039
                  Abstain                              14,502

             (d). Not applicable



          Item 6.   Exhibits and Reports on Form 8-K



             (a).   Exhibits



                    11. Computation of Primary and Fully Diluted Net Income Per Share.


             (b).   Reports on Form 8-K

                    The  Registrant  did   not  file  any  reports  to   the
                    Commission on  Form 8-K  for the quarter ended  June 30,
                    1997.









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







                                               FIELDCREST CANNON, INC.
                                                (Registrant)






                                         BY: /s/ T. R. Staab
                                             T. R. Staab
                                             Vice President and
                                             Chief Financial Officer


          Date:  August 14, 1997





                                         (10)





                                  EXHIBIT INDEX TO

                         QUARTERLY REPORT ON FORM 10-Q FOR

                               FIELDCREST CANNON, INC.

                        FOR THE QUARTER ENDED JUNE 30, 1997





          Exhibit                                            Page
          Number              Description                    Number

          (11)         Computation of Primary and Fully        12
                       Diluted Net Income Per Share
   /TABLE

                                        (11)

                        Exhibit 11

                     Computation of Primary and Fully Diluted Net Income Per Share
                                               For the three months        For the six months
                                                  ended June 30               ended June 30
                                               1997            1996        1997          1996
     Average shares outstanding              9,186,209     8,992,496      9,164,151    8,973,663

     Add shares assuming exercise of
       options reduced by the number
       of shares which could have been
       purchased with the proceeds from
       exercise of such options                  5,899         9,485          4,547        8,437

     Average shares and equivalents
       outstanding, primary                  9,192,108     9,001,981      9,168,698    8,982,100

     Average shares outstanding              9,186,209     8,992,496      9,164,151    8,973,663

     Add shares giving effect to the
       conversion of the convertible
       subordinated debentures               2,683,615        (1)            (1)           (1)

     Add shares giving effect to the
       conversion of the convertible
       preferred stock                       2,564,100        (1)            (1)           (1)

     Add shares assuming exercise of
       options reduced by the number
       of shares which could have been
       purchased with the proceeds from
       exercise of such options                  7,401         9,485          5,298        9,556

     Average shares and equivalents
       outstanding, assuming full
       dilution                             14,441,325     9,001,981      9,169,449    8,983,219

     Primary Earnings

       Net income                          $ 6,841,000   $ 2,126,000    $ 8,859,000  $ 1,449,000

       Preferred dividends                  (1,125,000)   (1,125,000)    (2,250,000)  (2,250,000)

       Earnings (loss) on Common           $ 5,716,000   $ 1,001,000    $ 6,609,000  $  (801,000)

     Primary earnings (loss)
       per common share                    $       .62   $       .11    $       .72  $      (.09)

     Fully Diluted Earnings
       Earnings (loss) on Common           $ 5,716,000   $ 1,001,000    $ 6,609,000  $  (801,000)

       Add convertible subordinated
       debenture interest, net of taxes      1,087,000        (1)            (1)           (1)

       Add convertible preferred dividends   1,125,000        (1)            (1)           (1)

       Net income (loss)                   $ 7,928,000   $ 1,001,000    $ 6,609,000  $  (801,000)

     Fully diluted earnings (loss)
       per Common share                    $       .55   $       .11     $      .72  $      (.09)

         (1)   The assumed conversion of the Registrant's Convertible Subordinated Debentures
               and Convertible Preferred  Stock for the three months ended  June 30, 1996 and six months ended June 30, 1997 and 1996 would have an anti-dilutive effect for the  computation of  earnings per  share; therefore,  conversion has  not been assumed for these periods.

                                                 (12)