Form 10-Q
period 1997-09-30
FIELDCREST CANNON INC
filed 1997-10-29
CIK 35469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C. 20549

                                        FORM 10-Q

          (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     September 30, 1997

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

                   Number of shares outstanding    September 30, 1997

                           Common Stock                9,243,602



                                                        Total pages 12
                                                        Exhibit Index Page 11

                            PART 1. FINANCIAL INFORMATION

     FIELDCREST CANNON, INC.
     Consolidated statement of financial position
                                                  September 30   December 31,
     Dollars in thousands                             1997           1996
     Assets
     Cash                                           $  5,475      $  4,647
     Accounts receivable                             170,071       154,511
     Inventories (note 3)                            202,064       216,165
     Other prepaid expenses and current assets         2,218         2,489
     Total current assets                            379,828       377,812
     Plant and equipment, net                        342,392       323,838
     Deferred charges and other assets                67,259        66,843

     Total assets                                   $789,479      $768,493


     Liabilities and shareowners' equity

     Accounts and drafts payable                    $ 63,893      $ 63,910
     Deferred income taxes                            20,593        18,212
     Accrued liabilities                              69,435        61,172
     Current portion of long-term debt                 4,697         5,508
     Total current liabilities                       158,618       148,802
     Senior long-term debt                           111,320       107,746
     Subordinated long-term debt                     197,500       203,750
     Total long-term debt                            308,820       311,496
     Deferred income taxes                            39,758        38,291
     Other non-current liabilities                    52,962        54,149

     Total liabilities                               560,158       552,738

     Shareowners' equity:
     Preferred Stock, $.01 par value,
     10,000,000 authorized, 1,500,000 issued
     and outstanding September 30, 1997 and
     December 31, 1996 (aggregate liquidation
     preference of $75,000)                               15            15

     Common Stock, $1 par value,
     25,000,000 authorized, 12,850,002 issued
     September 30, 1997 and 12,738,894
     December 31, 1996                                12,850        12,739

     Additional paid in capital                      226,758       224,611
     Retained earnings                               106,923        95,615
     Excess purchase price for Common Stock
       acquired and held in treasury -
       3,606,400 shares                             (117,225)     (117,225)

     Total shareowners' equity                       229,321       215,755

     Total liabilities and shareowners' equity      $789,479      $768,493

     /TABLE

                                See accompanying notes
                                         (2)

   FIELDCREST CANNON, INC.
   Consolidated statement of operation and retained earnings

                                         For the three months  For the nine months
   Dollars in thousands,                ended September 30    ended September 30
   except per share data                  1997       1996        1997      1996
   Net sales                            $286,966   $285,221    $820,635  $812,995

   Cost of sales                         243,060    249,568     695,615   706,482
   Selling, general and administrative    29,395     28,253      85,563    78,406
   Restructuring charges                       -      4,500           -     8,130

   Total operating costs and expenses    272,455    282,321     781,178   793,018

   Operating income                       14,511      2,900      39,457    19,977

   Other deductions (income):
     Interest expense                      6,150      7,160      18,708    21,496
     Other, net                             (347)        97      (2,021)      519

   Total other deductions                  5,803      7,257      16,687    22,015

   Income (loss) before income taxes       8,708     (4,357)     22,770    (2,038)
   Federal and state income
     taxes (benefit)                       2,884     (1,634)      8,087      (764)

   Net income (loss)                       5,824     (2,723)     14,683    (1,274)
   Preferred dividends                    (1,125)    (1,125)     (3,375)   (3,375)

   Earnings (loss) on common               4,699     (3,848)     11,308    (4,649)

   Amount added to (subtracted from)
     retained earnings                     4,699     (3,848)     11,308    (4,649)
   Retained earnings,
    beginning of period                  102,224     98,254      95,615    99,055

   Retained earnings, end of period     $106,923   $ 94,406    $106,923  $ 94,406

   Net income (loss) per common share   $    .51   $   (.43)   $   1.23  $   (.52)
   Fully diluted income (loss)
    per common share                    $    .47   $   (.43)   $   1.23  $   (.52)

      Average primary shares outstanding            9,275,112    9,044,250     9,204,171   9,002,815
   Average fully diluted shares outstanding     14,595,551    9,044,250     9,247,477   9,003,562


   /TABLE

                                See accompanying notes

                                         (3)

     FIELDCREST CANNON, INC.
     Consolidated statement of cash flows

                                                            Nine Months
                                                         ended September 30
     Dollars in thousands                               1997            1996
     Increase (decrease) in cash
     Cash flows from operating activities:
     Net income (loss)                               $ 14,683       $ (1,274)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
     Depreciation and amortization                     26,241         26,979
     Deferred income taxes                              1,467         (2,732)
     Other                                             (2,319)         8,625
     Change in current assets and liabilities:
       Accounts receivable                            (15,560)         4,156
       Inventories                                     14,101        (36,219)
       Other prepaid expenses and current assets          271          2,369
       Accounts payable and accrued liabilities         8,246          7,210
       Deferred income taxes                            2,381           (616)

       Net cash provided by operating activities       49,511          8,498

     Cash flows from investing activities:
     Additions to plant and equipment                 (46,214)       (21,035)
     Proceeds from disposal of plant and equipment      3,277          3,911

       Net cash (used in) investing activities        (42,937)       (17,124)

     Cash flows from financing activities:
     Increase in revolving debt                         4,294         11,826
     Proceeds from issuance of long-term debt               -          3,610
     Payments on long-term debt                        (6,665)          (800)
     Proceeds from sale of common stock                     -             41
     Dividends paid on preferred stock                 (3,375)        (3,375)

       Net cash provided by (used in)
         financing activities                          (5,746)        11,302

     Increase in cash                                     828          2,676

     Cash at beginning of year                          4,647          9,124

     Cash at end of period                           $  5,475       $ 11,800









         See accompanying notes


                                         (4)


                               FIELDCREST CANNON, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  September 30, 1997



          1. Basis of Presentation
             The consolidated financial statements are unaudited. In the opinion of management all adjustments, consisting only of normal recurring items, have been made which are necessary to show a fair presentation of the financial position of the
             Company at September 30, 1997 and the related results of operations for the three and nine months ended September 30, 1997 and 1996. The unaudited consolidated financial statements should be read in conjunction with the Company's Form 10-K for the year ended December 31, 1996.

          2. Income Per Common Share
             Reference is made to Exhibit 11 to this Form 10-Q for a computation of primary and fully-diluted net income per Common share.

          3. Inventories
             Inventories are classified as follows:

                                           September 30,    December 31,
             (In thousands)                    1997             1996
             Finished goods                  $ 92,655         $104,092
             Work in process                   65,718           68,668
             Raw materials and supplies        43,691           43,405

                                             $202,064         $216,165

             At September 30, 1997 approximately 65% of the inventories were valued on the last-in, first-out method (LIFO).

















                                         (5)




                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



          Changes in Financial Condition

          The Company's  debt (including  the current portion  of long-term debt) decreased $3.5 million during the first nine months of 1997. Capital expenditures totaled $46.2 million for the first nine months of 1997 compared to $21.0 million for the first nine months of 1996. Capital expenditures for 1997 are expected to be approximately $70 million. At September 30, 1997, approximately $87.5 million of the Company's $200 million revolving credit facility was available and unused. It is anticipated that financing of future capital expenditures will be provided by cash flows from operations and borrowings under the Company's revolving credit facility.

          On September 10, 1997, the Company entered into a merger agreement with Pillowtex Corporation under which Pillowtex will acquire the Company for a combination of cash and Pillowtex common stock. Under the agreement each share of Company common stock would be exchanged for $27 in cash and $7 in Pillowtex common stock and each share of preferred stock would be exchanged for $46.15 in cash and $11.97 in Pillowtex common stock. The merger is conditioned upon, among other things, approval of each company's shareholders and customary regulatory clearances, and is expected to be completed by the end of 1997.


          Changes in Results of Operations

          Quarter   Ended   September   30,   1997    vs.   Quarter   Ended
          September 30, 1996

          Net sales for the third quarter of 1997 were $287.0 million compared to $285.2 million in the third quarter of 1996, an increase of 1%. Excluding the effects of the sales during 1996 of the Company's Blanket Division, sales in the third quarter of 1997 increased 8%. The increase in revenues was due primarily to volume increases.

          Gross profit margins increased from 12.5% in the third quarter of 1996 to 15.3% in the third quarter of 1997. The increase reflects  lower  raw material  costs,  the  benefits of  recently completed capital projects, and continued emphasis on cost reduction programs. Operating income for the third quarter of 1997 was adversely affected by $2.7 million of costs relating to lower labor productivity, lower mill activity and administrative costs in connection with union organizing efforts at the
          Kannapolis, N.C. area plants that occurred in August 1997 and $1.3 million for expenses related to stock appreciation rights plans. Operating income for the third quarter of 1996 was reduced $1.7 million by equipment relocation and employee training costs related to the consolidation and closing of two towel facilities.



                                         (6)

          Selling, general and administrative expenses increased as a percentage of sales from 9.9% to 10.2% in the third quarter of 1997 compared to the same quarter of 1996. The increase was due primarily to higher information technology expenses associated with implementation of new enterprise information systems and higher advertising expenses.

          In the third quarter of 1996 operating income was reduced by pre-tax restructuring charges of $4.5 million for employee termination benefits and facility disposal costs related to the sale of certain Blanket Division assets to Pillowtex Corporation.


          Interest expense decreased $1.0 million in the third quarter of 1997 as compared to the third quarter of 1996 due primarily to a decrease in average debt outstanding. Total debt declined $67.2 million from September 30, 1996 to September 30, 1997, as a result of the sale of the Blanket Division and lower inventory levels. Inventories at September 30, 1997 were $37.5 million lower than September 30, 1996, after excluding blanket inventories.

          The effective income tax rate was 33.1% for the third quarter of 1997 compared to 37.5% for the third quarter of 1996.

          Net income was $5.8 million, or $.51 per share after preferred dividends, in the third quarter of 1997, compared to a loss after the effect of the restructuring charges of $2.7 million, or $.43 per share after preferred dividends, in the third quarter of 1996.


          Nine Months Ended September 30, 1997 vs. Nine Months Ended September 30, 1996

          Net sales for the first nine months of 1997 were $820.6 million compared to $813.0 million in the first nine months of 1996. Excluding the effects of the sales during 1996 of the Company's Blanket Division, sales in 1997 increased 6.5%. The increase in revenues was due primarily to volume increases.

          Gross profit margins increased from 13.1% in the first nine months of 1996 to 15.2% in the first nine months of 1997. The increase reflects lower raw material costs, the benefits of recently completed capital projects, and continued emphasis on cost reduction programs. Operating income for the nine months ended September 30, 1996 was reduced $3.3 million by equipment relocation and employee training costs related to the consolidation and closing of two towel facilities.

          Selling, general and administrative expenses increased as a percentage of sales from 9.6% to 10.4% in the first nine months of 1997 compared to the first nine months of 1996. The increase was due primarily to higher information technology expenses associated with implementation of new enterprise information systems and higher advertising expenses.






                                         (7)

          Pre-tax restructuring charges of $8.1 million in the first nine months of 1996 include $3.6 million for closing a towel weaving plant and a yarn manufacturing plant as a part of the Company's ongoing consolidation effort to utilize assets more effectively and $4.5 million for employee termination benefits and disposal costs related to sale of certain Blanket Division assets.

          Interest expense decreased $2.8 million the first nine months of 1997 as compared to the first nine months of 1996 due primarily to a decrease in average debt outstanding. The decreased debt resulted from the sale of the Blanket Division in 1996 and lower inventory levels.

          The effective income tax rate was 35.5% for the first nine months of 1997 compared to 37.5% for the first nine months of 1996.

          Net income for the first nine months of 1997 was $14.7 million, or $1.23 per share after preferred dividends, compared to a loss after the effect of the restructuring charges of $1.3 million, or a loss of $.52 per share after preferred dividends, for the first nine months of 1996.

          In February, 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share for these quarters is not expected to be material.




                                         (8)




          Item 6.   Exhibits and Reports on Form 8-K





             (a).   Exhibits



                    11 Computation of Primary and Fully Diluted Net Income Per Share.


             (b).   Reports on Form 8-K

                    On September 15, 1997 the Registrant filed a Form 8-K to report under Item 5 (Other Events), that on September 10, 1997, Fieldcrest Cannon, Inc. (the "Company"), Pillowtex Corporation ("Pillowtex") and a wholly-owned subsidiary of Pillowtex ("Newco") entered into an agreement (the "Merger Agreement") pursuant to which, on the terms and subject to the condition set forth therein, Newco will be merged with and into the Company, and the Company will thereby become a wholly
                    owned subsidiary of Pillowtex.





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







                                               FIELDCREST CANNON, INC.
                                                (Registrant)






                                         BY:  /s/ T. R. Staab
                                             T. R. Staab
                                             Vice President and
                                             Chief Financial Officer













          Date:  October 29, 1997





                                         (10)




                                  EXHIBIT INDEX TO

                         QUARTERLY REPORT ON FORM 10-Q FOR

                               FIELDCREST CANNON, INC.

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1997




        Exhibit                                      Page
        Number          Description                  Number




       (11)         Computation of Primary and Fully
                    Diluted Net Income Per Share       12




   /TABLE

                                        (11)


                 Exhibit 11

                     Computation of Primary and Fully Diluted Net Income Per Share
                                               For the three months        For the nine months
                                                 ended September           ended September 30
                                               1997            1996         1997          1996
     Average shares outstanding            $ 9,225,965    $8,884,750      $9,184,756   8,995,373

     Add shares assuming exercise of
       options reduced by the number
       of shares which could have been
       purchased with the proceeds from
       exercise of such options                 49,147         5,455          19,415       7,442

     Average shares and equivalents
       outstanding, primary                  9,275,112     9,044,250       9,204,171   9,002,815

     Average shares outstanding              9,225,965     9,038,795       9,184,756   8,995,373

     Add shares giving effect to the
       conversion of the convertible
       subordinated debentures               2,632,248        (1)             (1)          (1)

     Add shares giving effect to the
       conversion of the convertible
       preferred stock                       2,564,100        (1)             (1)          (1)

     Add shares assuming exercise of
       options reduced by the number
       of shares which could have been
       purchased with the proceeds from
       exercise of such options                173,238         5,455          62,721       8,189

     Average shares and equivalents
       outstanding, assuming full
       dilution                             14,595,551     9,044,250       9,247,477   9,003,562

     Primary Earnings

       Net income (loss)                   $ 5,824,000   $(2,723,000)    $14,683,000 $(1,274,000)

       Preferred dividends                  (1,125,000)   (1,125,000)     (3,375,000) (3,375,000)

       Earnings (loss) on Common           $ 4,699,000   $(3,848,000)    $11,308,000 $(4,649,000)

     Primary earnings (loss)
       per common share                    $       .51   $      (.43)    $      1.23 $      (.52)

     Fully Diluted Earnings

       Earnings (loss) on Common           $ 4,699,000   $(3,848,000)    $11,308,000 $(4,649,000)

       Add convertible subordinated
       debenture interest, net of taxes      1,066,000        (1)             (1)         (1)

       Add convertible preferred dividends   1,125,000        (1)             (1)         (1)

       Net income (loss)                   $ 6,890,000   $(3,848,000)    $11,308,000 $(4,649,000)


     Fully diluted earnings (loss)
       per Common share                    $       .47   $      (.43)    $      1.23 $      (.52)


     (1)   The assumed  conversion of  the Registrant's  Convertible  Subordinated Debentures  and
           Convertible Preferred  Stock for the  three months  ended September 30,  1996 and  nine months ended  September 30, 1997  and 1996 would have  an anti-dilutive effect  for the computation of earnings per share; therefore, conversion has not been assumed for these periods.

                                                 (12)